Form 10KSB
period 2001-03-31
PACIFIC REALM INC
filed 2003-06-26
CIK 17544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to              .
                               ------------    -------------

                         Commission File Number: 0-5014

                               PACIFIC REALM, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)

          DELAWARE                                        95-2554669
          --------                                        ----------
 (State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification Number)

           13428 MAXELLA AVENUE, SUITE #322, MARINA DEL REY, CA 92092
           ----------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number: (310) 574-8555
                           --------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

State Issuer's Revenues for its most recent fiscal year: $42,662

The number of shares outstanding of the Company's $.00008 Par Value Common Stock, as of March 31, 2001 were 2,737,413 (post-split). The aggregate number of shares of the voting stock held by non-affiliates on March 31, 2001 was 1,019,724. No public market exists and therefore, market value for such shares cannot be determined.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1.  BUSINESS

GENERAL

Pacific Realm, Inc. (the "Company") was incorporated in Delaware on August 26, 1968 as Continental Convalescent Centers, Inc. The Company subsequently changed its name to Century Convalescent Centers, Inc., National Health Services, Inc., Carex International, Inc. and Medica USA, Inc. On July 6, 1984, the Company changed its name to "Pacific Realm, Inc." The Company was inactive and dormant from 1990 through 2000. In 2000, the Company began limited operations and began seeking consulting opportunities to advise companies interested in establishing telecom business in the Pacific Rim as well as South America and other less-developed areas of the world.

The Company was previously in the health care industry and briefly in the gold mining business. Those operations were ultimately unsuccessful. From 1989 through 2000, the Company had no revenues, operating profits or any identifiable assets which could be attributable to any industry segment.

The Company's office is located at 13428 Maxella Avenue, Suite #322, Marina del Rey, CA 92092.

As of March 31, 2001, the Company had no employees. The Company engages outside independent contractors to perform some of its consulting work and pays those contractors directly.

Item 2. Properties.

The Company presently occupies office space provided by its President at no charge to the Company. The Company anticipates that this space is sufficient for the near future.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

There is no established public trading market for the Company's common stock. As of March 31, 2001, the Company had 2,737,413 shares of its common stock issued and outstanding (post-split), of which 1,019,724 were held by non-affiliates. As of March 31, 2001, there were 20,000,000 shares of common stock authorized, par value $.00008, of which 2,737,413 are issued and outstanding (post-split). The Company has authorized a total of 2,000,000 shares of preferred stock, par value $.001 and presently has no shares of preferred stock issued and outstanding. The Company estimates there are approximately 1,400 holders of the Company's common stock. In April, 2003, the Company's Board of Directors approved a proposal to increase the Company's capitalization to 200,000,000 shares of common stock and the shareholders subsequently approved this increase in capitalization. The Company implemented a 20-to-1 reverse stock split in June, 2002 and a forward split of one-for-three in late 2002. The numbers stated herein reflect these two corporate actions.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE
-------------------------------------------------

When used in this Form 10-KSB, the words "anticipated", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended
March 31, 2001 and March 31, 2000 should be read in conjunction with the financial statements of the Company and related notes included therein.

RESULTS OF OPERATIONS

During the fiscal years ended March 31, 1990 through March 31, 2000, the Company had no revenues and no operations. In 2000, the Company began operations after several years of being inactive/dormant. The Company appointed new management and began offering its consulting services to companies interested in entering the telecom industry in under-developed countries.

For the year ended March 31, 2001, the Company had revenues of $42,662. The revenues consisted of consulting income. For the year ended March 31, 2000, the Company had no revenues. For the year ended March 31, 2001, the Company had expenses of $42,617 compared to expenses of $26,438 for the year ended March 31, 2000. The Company's expenses for the year ended March 31, 2001 consisted primarily of contract services of approximately $26,000 and legal and professional fees of approximately $16,000. The expenses for the year ended March 31, 2000 consisted primarily of general and administrative expenses of approximately $26,000.

The Company's net profit from operations before income taxes for the year ended March 31, 2001 was $45 compared to a net loss of ($26,438) for the year ended March 31, 2000. The net profit (loss) per share for the periods ended March 31, 2001 and 2000 was nil for both periods.

At March 31, 2001, shareholder's equity (deficit) was ($26,247).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2001, the Company had negative working capital of approximately ($26,000) which consisted of assets of $45 and current liabilities of approximately $26,000. At March 31, 2001, the Company had current liabilities of approximately $26,000 comprised of shareholder advances of approximately $24,000 and approximately $2,000 in accounts payable.

The Company's balance sheet as of March 31, 2001 reflects negligible assets and certain liabilities which the Company is obligated to pay. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan.

Item 7. Financial Statements.

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:


NAME                                POSITIONS HELD AND TENURE
----                                -------------------------

Joseph Gutierrez                    President, CFO and Director since 2002

The Director named above will serve until the next annual meeting of the Company's stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or is contemplated. There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is to be selected as a Director or Officer of the Company.

There is no family relationship between or among any Officer and Director.

The Directors and Officers of the Company will devote their time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which each will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

The Company has no audit or compensation committee.

Business Experience. The following is a brief account of the business experience during at the least the last five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

JOSEPH GUTIERREZ. Mr. Gutierrez has an extensive background in technical management and accounting. He has also been responsible for internal audits and involved in preparing filings for the SEC. His efforts resulted in a company in reorganization being able to complete its financing through negotiations with banks and investors. Mr. Gutierrez successfully negotiated the mergers of four corporations and completed investment placements to expand the projects of the new entity. Mr. Gutierrez has appeared on behalf of companies and as a special advisor before the IRS, the State Board of Equalization, workers compensation board, and state labor board. Mr. Gutierrez also set-up and maintained a human resources department and trained division managers for a 180 employee international publicly traded company.

         From 1999 to 2002, Mr. Gutierrez served as CFO of WebCapital Ventures, with operations in Florida and California. From 1997 to 1999, Mr. Gutierrez was the controller of SaddleSprings Beverage Co. in Torrance, California.

         Mr. Gutierrez received his Masters in Business Taxation - Corporate from Golden Gate University. He received his Bachelor of Science in Business Administration - Accounting/Finance from the California State University at Northridge.

CONFLICTS OF INTEREST
---------------------

The Officers and Directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 60 hours per month. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

Identification of Certain Significant Employees. The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

Item 10. Executive Compensation.

During fiscal 2001, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company.

COMPENSATION OF DIRECTORS
-------------------------

No director receives or accrues any compensation for his services as a Director, including committee participation and or special assignments.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers except as described above.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer's employment or from a change-in-control of the Company or a change in such executive officer's responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no written employment agreements.

Compensation Pursuant to Plans. Other than disclosed above, the Company has no plan pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals and group described in this item.

Compensation of Directors. Directors of the Company are entitled to reasonable reimbursement for their travel expenses in attending meetings of the Board of Directors.

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual names above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual=s employment with the Company, or from a change in control of the Company or a change in the individual=s responsibilities following a change in control.

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended March 31, 2001, the following persons were officers, directors and more than ten-percent shareholders of the Company=s common stock:

NAME                             Position                        Filed Reports
----                             --------                        -------------

Joseph Gutierrez                 Director, President, CFO        No
Maxwell Energy & Metals Ltd.     Shareholder                     No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 2,737,413 shares of the Company's common stock (post-split) issued and outstanding on March 31, 2001. No preferred shares were issued and outstanding at March 31, 2001. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

---------------------------------------- -------------------------------- ------------------------------------------
Name and Address                         Number of Shares Owned           Percent of Beneficially Owned Shares
                                         Beneficially
---------------------------------------- -------------------------------- ------------------------------------------
Joseph Gutierrez *                       0                                0.0%
13428 Maxella Ave #322
Marina del Rey, CA 92092
---------------------------------------- -------------------------------- ------------------------------------------
Maxwell Energy & Metals Ltd.             1,717,724                        62.75%
13428 Maxella Ave #322
Marina del Rey CA 92092
Woodland Hills CA 91364
---------------------------------------- -------------------------------- ------------------------------------------
All Directors and Executive Officers     0                                0.0%
as a Group (one person)
---------------------------------------- -------------------------------- ------------------------------------------
* Denotes officer or director

Changes in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

The Company's President provides office space to it at no charge.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated June 4, 2003
Balance Sheet for the Fiscal Year Ended March 31, 2001
Statements of Operations for the Fiscal Years Ended March 31, 2001 and 2000 Statement of Stockholders' Equity (Deficit) For the Years Ended March 31, 2001 and 2000 Statements of Cash Flows For the Years Ended March 31, 2001 and 2000

Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended March 31, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


June 20, 2003                        PACIFIC REALM, INC.

                                     /S/ JOSEPH GUTIERREZ
                                     ------------------------------------------
                                     Joseph Gutierrez, President, CFO, Director

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION

         I, Joseph Gutierrez, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Pacific Realm, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003                /s/ Joseph Gutierrez
                                   --------------------------------------------
                                   Name: Joseph Gutierrez
                                   Title: President and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacific Realm, Inc. on Form 10-KSB for the period ended March 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



                                        /s/ Joseph Gutierrez
                                        ------------------------------------
                                        Joseph Gutierrez, President and
                                        Chief Financial Officer


Dated: June 20, 2003

                               Pacific Realm Inc.

                                 MARCH 31, 2001







                               Clyde Bailey, P.C.
                           Certified Public Accountant
                            10924 Vance Jackson #404
                            San Antonio, Texas 78230

CLYDE BAILEY P.C.
-----------------------------------------------------------------------------
                                                  CERTIFIED PUBLIC ACCOUNTANT
                                                     10924 VANCE JACKSON #404
                                                     SAN ANTONIO, TEXAS 78230
                                                         (210) 699-1287(OFC.)
                                          (888) 699-1287 (210) 691-2911 (FAX)
                                                                      Member:
                                                  American Institute of CPA's
                                                       Texas Society of CPA's

Board of Directors
Pacific Realm Inc.



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

I have audited the accompanying balance sheet of Pacific Realm Inc. (Company) as of March 31, 2001 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the year ended March 31, 2001 These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit. The financial statements of the Company, as of March 31, 2000, were audited by other auditors whose report is dated August 8, 2000 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31,2001 and the results of its operations and its cash flows for the years ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                        /s/ Clyde Bailey P.C.
                                        ---------------------------
                                        Clyde Bailey P.C.
San Antonio, Texas
June 4, 2003

                               Pacific Realm Inc.
                                  Balance Sheet
                               As of March 31 2001


                                   A S S E T S



    CURRENT ASSETS

        Cash                                                                         45
                                                                      ------------------
               Total Current Assets                                                  45
               Total Assets                                                                $              45
                                                                                           ==================

                              L I A B I L I T I E S

    CURRENT LIABILITIES
        Accounts Payable                                                          2,817
        Advances from Stockholder                                                23,475
                                                                      ------------------
               Total Current Liabilities                                                              26,292

        Commitments and Contingencies


                      S T O C K H O L D E R S ' E Q U I T Y

    Preferred Stock
        2,000,000 authorized shares, par value $.001                                 --
        no shares issued and outstanding
    Common Stock *                                                                  219

    Additional Paid-in-Capital                                                  973,236
    Accumulated Deficit                                                        (999,702)
                                                                      ------------------

               Total Stockholders' Equity (Deficit)                                                  (26,247)
                                                                                           ------------------
               Total Liabilities and Stockholders' Equity                                  $              45
                                                                                           ==================

        *   Retroactively Restated

     The accompanying notes are integral part of the financial statements.

                               PACIFIC REALM INC.
                             Statement of Operations


                                                     --------------------------
                                                         FOR THE TWELVE MONTHS
                                                           ENDED MARCH 31
                                                         2001           2000
                                                     -----------    -----------
REVENUES:
      Revenues                                       $    42,662    $        --
                                                     -----------    -----------
           Total Revenues                            $    42,662    $        --

EXPENSES:
      Contract Services                                   26,239              0
      Legal & Professional Fees                           16,378              0
      Operating Expenses                                      --         26,438
                                                     -----------    -----------

           Total Expenses                                 42,617         26,438

           Net Income (Loss) from Operations         $        45    $   (26,438)


PROVISION FOR INCOME TAXES:

      Income Tax Benefit                                      --             --
                                                     -----------    -----------

           Net Income (Loss)                         $        45    $   (26,438)
                                                     ===========    ===========


Basic Loss Per Common Share                                   --             --
                                                     -----------    -----------
Diluted Loss Per Common Share                                 --             --
                                                     -----------    -----------

Weighted Average number of Common Shares
      used in per share calculations *                 2,734,068      2,734,068
                                                     ===========    ===========


Retroactively Restated


     The accompanying notes are integral part of the financial statements.

                               PACIFIC REALM INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY




                                                          Preferred      Common
                                Common       Preferred     $0.001       $0.00008      Paid-In    Accumulated  Stockholders'
                                Shares        Shares      Par Value     Par Value     Capital      Deficit      Equity
                              ------------  ------------ ------------  ------------ ------------ ------------ ------------
Balance, March 31, 1999         2,737,413             -          $ -         $ 219    $ 973,236   $ (973,309)       $ 146

Net Income  (Loss)                                                                                   (26,438)     (26,438)
                              ------------  ------------ ------------  ------------ ------------ ------------ ------------

Balance, March 31, 2000         2,737,413 -           -            - -         219      973,236     (999,747)     (26,292)
                              --------------------------------------------------------------------------------------------

Net Income  (Loss)                                                                                        45           45
                              ------------  ------------ ------------  ------------ ------------ ------------ ------------

Balance, March 31, 2001         2,737,413 -           -            - -         219      973,236     (999,702)     (26,247)
                              --------------------------------------------------------------------------------------------

Retroactively Restated


      The accompanying notes are integral part of the financial statements.

                               PACIFIC REALM INC.
                             STATEMENT OF CASH FLOWS


                                                   ---------------------
                                                   FOR THE TWELVE MONTHS
                                                     ENDED MARCH 31
                                                     2001       2000
                                                   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                              $     45   $(26,438)

    Changes in operating assets and liabilities:
    Accounts Payable                                     --      2,963
                                                   --------   --------

Net Cash Provided From  Operating Activities       $     45   $(23,475)


CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital Expenditures                                 --         --
                                                   --------   --------

Net Cash Used in Investing Activities              $     --   $     --
                                                   --------   --------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on Notes Payable - Shareholder          23,475
                                                   --------   --------
Net Cash Provided for Financing Activities         $     --   $ 23,475
                                                   --------   --------

Net Increase (Decrease) in Cash                    $     45   $     --

Cash Balance,  Begin Period                              --
                                                   --------   --------

Cash Balance,  End Period                          $     --   $     --
                                                   ========   ========


Supplemental Disclosures:
    Cash Paid for interest                         $     --   $     --
    Cash Paid for income taxes                     $     --   $     --



      The accompanying notes are integral part of the financial statements.

                               Pacific Realm Inc.
                          Notes to Financial Statements

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------
Pacific Realm Inc. ("the Company") was incorporated under the laws of the State of Delaware in 1968 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The company has a total of 200,000,000 authorized common shares with a par value of $.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 2,713,413 common shares issued and outstanding and no preferred shares issued and outstanding as of March 31, 2000. The Company filed an amendment of its Certificate of Incorporation with the State of Delaware to increase the authorized shares from 20,000,000 authorized common shares to 200,000,000 authorized shares.

FEDERAL INCOME TAX
------------------
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTING METHOD
-----------------

The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable and expenses when incurred on the related consulting engagements. Fixed assets are stated at cost.

During 2000, the Company adopted the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on the Company's business, financial condition, results of operations or cash flows. The Company believes that SAB 101 has been followed in the recognition of revenues.

                               Pacific Realm Inc.
                          Notes to Financial Statements

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

EARNINGS PER COMMON SHARE
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

COMPREHENSIVE INCOME
--------------------
Statement  of  Financial   Accounting   Standards  (SFAS)  No.  130,  "Reporting
Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------
The Company follows SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement requires that long-lived assets, liabilities and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived   assets  consist  primarily  of  property  and  equipment  and  note receivable, and other assets. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2001 there was no impairment of the Company's long-lived assets.

                               Pacific Realm Inc.
                          Notes to Financial Statements


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 143 on its financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Statement ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions", for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146 , "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces "Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

                               Pacific Realm Inc.
                          Notes to Financial Statements

NOTE 2  -  COMMON STOCK

The company has a total of 200,000,000 authorized common shares and 2,000,000 preferred shares with a par value of $.00008 per share and with 2,737,068 common shares issued and outstanding and no preferred shares issued and outstanding as of March 31, 2001.

In August 2002, the Board of Directors authorized a 20 to 1 reverse split of the Company's common stock. The financial statements as of March 31, 2001 and 2000 were retoractively adjusted to reflect the effect of this change,

In January 2003, the Board of Directors authorized a 3 to 1 forward split of the Company's common stock. The result of this forward split increased the outstanding shares from to 911,356 outstanding common shares to 2,737,413 outstanding common shares after adjusting for fractional shares.

NOTE 3 - INCOME TAXES

For the years ended March 31, 2001 and 2000, the Company recorded minimal net income but has a net operating loss carryforward and therefore has no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward is approximately $216,000, and will expire in the years 2002 through 2020.

The provision for federal income tax consists of the following for the years ended March 31;

                                        2001                   2000
                               --------------------------------------
Current Provision                    $   -0-            $       -0-
Deferred Provision                       -0-                    -0-
                               --------------------------------------
                                     $   -0-            $       -0-
                               --------------------------------------

DEFERRED INCOME TAXES CONSISTS OF THE FOLLOWING AT MARCH 31;

Long-Term:
                                        2001                   2000
                              ----------------------------------------
Deferred tax liability             $     32,418           $     32,433
Valuation Allowance                     (32,418)               (32,433)
                              ----------------------------------------
                                   $        -0-           $        -0-
                              ----------------------------------------

NOTE 4 -  RELATED PARTY TRANSACTIONS

The company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts

                               PACIFIC REALM, INC.

                              FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

                                   (RESTATED)

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------


INDEPENDENT AUDITORS' REPORT......................................        1

FINANCIAL STATEMENTS

       Balance Sheets.............................................        2

       Statements of Operations...................................        3

       Statement of Changes in Stockholders' Equity ..............        4

       Statements of Cash Flows...................................        5

       Notes to Financial Statements..............................      6 - 9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Pacific Realm, Inc.
Woodland Hills, California

We have audited the accompanying balance sheets of Pacific Realm, Inc. as of March 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates make by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Realm, Inc. as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompany financial statements have been prepared assuming that the company will continue as a going concern. As shown in the financial statements, the company has no assets, is inactive and has no planned business purpose. These uncertainties raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also discussed in notes 6 and 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Moffitt & Company, P.C.
Scottsdale, Arizona

August 8, 2000, except for footnote number 7 which is dated January 15, 2003

                               PACIFIC REALM, INC.
                                 BALANCE SHEETS
                             MARCH 31, 2000 AND 1999
                                   (RESTATED)



                                     ASSETS

                                                                     2000              1999
                                                                  ---------         ---------

ASSETS                                                            $       0         $       0
                                                                  =========         =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
       Accounts payable                                           $   2,963         $       0
       Loan payable, stockholder                                     23,475                 0
                                                                  ---------         ---------

       TOTAL CURRENT LIABILITIES                                     26,438                 0
                                                                  ---------         ---------

STOCKHOLDERS' EQUITY
       Preferred stock, par value $0.001 per share
          2,000,000 shares authorized
          0 shares issued or outstanding                                  0                 0
       Common stock, par value $0.00008 per share
          20,000,000 shares authorized
          18,227,117 shares issued and outstanding                    1,458             1,458
       Paid in capital in excess of par value of stock              971,851           971,851
       Retained earnings (deficit)                                 (999,747)         (973,309)
                                                                  ---------         ---------

       TOTAL STOCKHOLDERS' EQUITY                                   (26,438)                0
                                                                  ---------         ---------

       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                    $       0         $       0
                                                                  =========         =========





                 See Accompanying Notes and Accountants' Report

                               PACIFIC REALM, INC.
                             STATEMENT OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
                                   (RESTATED)


                                                           2000                  1999
                                                        ------------         ------------

INCOME                                                  $          0         $          0

EXPENSES                                                      26,438                    0
                                                        ------------         ------------

(LOSS) BEFORE INCOME TAXES                                   (26,438)                   0

INCOME TAXES                                                       0                    0
                                                        ------------         ------------

NET (LOSS)                                              $    (26,438)        $          0
                                                        ============         ============

NET (LOSS) PER COMMON SHARE

       BASIC AND DILUTED                                $        .00         $        .00
                                                        ============         ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES

       BASIC AND DILUTED                                  18,227,117           18,227,117
                                                        ============         ============


            See Accompanying Notes and Independent Auditors' Report.

                               PACIFIC REALM, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
                                   (RESTATED)


                                     PREFERRED STOCK                       COMMON STOCK
                             -------------------------------      -------------------------------
                                SHARES             AMOUNT            SHARES             AMOUNT
                             ------------        -----------      --------------     ------------


BALANCE, APRIL 1, 1998                  0       $          0          18,227,117     $      1,458

NET INCOME FOR THE
   YEAR ENDED
   MARCH 31, 1999                       0                  0                   0                0
                             ------------        -----------      --------------     ------------

BALANCE, MARCH 31, 1999                 0                  0          18,227,117            1,458

NET (LOSS) FOR THE
   YEAR ENDED
   MARCH 31, 2000                       0                  0                   0                0
                             ------------        -----------      --------------     ------------

BALANCE, MARCH 31, 2000                 0       $          0          18,227,117     $      1,458
                             ============       ============      ==============     ============



                                    PAID IN
                                    CAPITAL
                                   IN EXCESS               RETAINED
                                 OF PAR VALUE              EARNINGS
                                   OF STOCK                (DEFICIT)
                              -------------------    ----------------------

BALANCE, APRIL 1, 1998        $           971,851    $            ( 973,309)

NET INCOME FOR THE
   YEAR ENDED
   MARCH 31, 1999                               0                         0
                              -------------------    ----------------------

BALANCE, MARCH 31, 1999                   971,851                 ( 973,309)

NET (LOSS) FOR THE
   YEAR ENDED
   MARCH 31, 2000                               0                  ( 26,438)
                              -------------------    ----------------------

BALANCE, MARCH 31, 2000       $           971,851    $            ( 999,747)
                              ===================    ======================


            See Accompanying Notes and Independent Auditors' Report.

                               PACIFIC REALM, INC.
                             STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
                                   (RESTATED)



                                                              2000            1999
                                                           ----------       --------

CASH FLOWS FROM OPERATING
   ACTIVITIES
       Net (loss)                                          $(26,438)        $      0
       Changes in operating assets and liabilities:
           Accounts payable                                   2,963                0
                                                           --------         --------

       NET CASH FLOWS (USED) BY
          OPERATING ACTIVITIES                              (23,475)               0
                                                           --------         --------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                                     0                0
                                                           --------         --------

CASH FLOWS FROM FINANCING
   ACTIVITIES
       Loans from stockholder                                23,475                0
                                                           --------         --------

       NET CASH FLOWS PROVIDED
          BY FINANCING ACTIVITIES                            23,475                0
                                                           --------         --------

NET INCREASE IN CASH                                              0                0

CASH BALANCE, BEGINNING OF YEAR                                   0                0
                                                           --------         --------

CASH BALANCE, END OF YEAR                                  $      0         $      0
                                                           ========         ========


SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

   CASH PAID FOR:

       Interest                                            $      0         $      0
                                                           ========         ========


       Taxes                                               $      0         $      0
                                                           ========         ========

            See Accompanying Notes and Independent Auditors' Report.

                               PACIFIC REALM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (RESTATED)



NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

         NATURE OF BUSINESS
         ------------------

         Pacific Realm, Inc. was incorporated in the state of Delaware on August 26, 1968. The company has been inactive and dormant since 1990. It has no assets or operations. (See notes 6 and 7)

         ACCOUNTING ESTIMATES
         --------------------

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

         INCOME TAXES
         ------------

         Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         NET EARNINGS (LOSS) PER SHARE
         -----------------------------

         The company adopted Statement of Financial Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings
         (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.


            See Accompanying Notes and Independent Auditors' Report.

                               PACIFIC REALM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (RESTATED)


NOTE 2   INCOME TAXES

                                                                                 2000             1999
                                                                           ----------------  ---------------

         (Loss) from operations before income taxes                        $     ( 26,438)   $             0
                                                                           ----------------  ---------------

         The provision for income taxes is estimated as follows:

                  Currently payable                                        $            0    $             0
                  Deferred                                                              0                  0

         A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was as follows:

                  Tax at U.S. federal statutory income tax rate                         0                  0

         Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws.

                  The net deferred tax asset is                            $            0    $             0
                  The net deferred tax liability is                                     0                  0

         Temporary differences and carryforwards that give rise to deferred tax assets and liabilities included the following:

                                                                                   DEFERRED TAX (2000)
                                                                                ASSETS         LIABILITIES

                  Net operating loss                                       $       32,433    $             0
                  Valuation allowance                                              32,433                  0
                                                                           --------------    ---------------

                     Total deferred taxes                                  $            0    $             0
                                                                           ==============    ===============

         A reconciliation of the valuation allowance is as follows:

                  Balance at April 1, 1998                                                   $        51,418
                  Lost due to expiration of net operating losses                                      17,250
                                                                                             ---------------

                  Balance at March 31, 1999                                                  $        34,168


            See Accompanying Notes and Independent Auditors' Report.

                               PACIFIC REALM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (RESTATED)



NOTE 2   INCOME TAXES (CONTINUED)

             Lost due to expiration of net operating losses     $       ( 5,700)
             Addition for the year ended March 31, 2000                   3,965
                                                                ---------------

             Balance at March 31, 2000                          $        32,433
                                                                ===============

NOTE 3   NET OPERATING LOSS CARRYFORWARDS

         The company has the following net operating loss carryforwards:

                         EXPIRATION DATE                    AMOUNT

                         March 31, 2002               $          68,357
                         March 31, 2003                          53,325
                         March 31, 2004                          57,627
                         March 31, 2005                           5,230
                         March 31, 2006                           1,050
                         March 31, 2007                           1,050
                         March 31, 2008                           1,050
                         March 31, 2009                           1,050
                         March 31, 2010                           1,050
                         March 31, 2020                          26,438
                                                      -----------------
                                                      $         216,227
                                                      =================

NOTE 4   PREFERRED STOCK

         No rights or preferences have been assigned to the preferred stock.

NOTE 5   GOING CONCERN

         These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The company had no assets, was inactive and had no planned business purpose. See notes 6 and 7 for management's plans regarding these matters.

NOTE 6   SUBSEQUENT EVENT - START OF OPERATIONS

         Effective June 1, 2000, the company received three contracts to market and distribute Palm Oil Biodiesel fuel and Nutraceuticals of the vitamin E family.


            See Accompanying Notes and Independent Auditors' Report.

                               PACIFIC REALM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (RESTATED)



NOTE 7   RESTATED FINANCIAL STATEMENTS

         On January 15, 2003, the March 31, 2000 financial statements were restated to correct footnote Number 7. On the originally issued financial statements, footnote Number 7 stated "In September 2000, the Company received $58,400 of new financing and issued 116,800 shares of $0.00008 par value common stock." Upon subsequent review, it was determined that the $58,400 was for services rendered and not for the issuance of common stock. This restatement corrects footnote 7 as previously presented.

         The Company authorized a twenty-to-one reverse stock split and then a one-to-three forward stock split.

         A summary of the common stock outstanding at January 15, 2003 is as follows:

             Balance at March 31, 2000                              18,227,117
                                                                 =============
             Balance after twenty-to-one reverse stock split           913,000
                                                                 =============
             Balance after one-to-three forward stock split          2,737,413
                                                                 =============

            See Accompanying Notes and Independent Auditors' Report.