Form 10QSB
period 2001-06-30
PACIFIC REALM INC
filed 2003-06-26
CIK 17544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2001

                          or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from N/A to N/A

                         Commission File Number: 0-5014
                                                -------

                               PACIFIC REALM, INC.
                 (Name of Small Business Issuer in its charter)

         Delaware                                         95-2554669
         --------                                         ----------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification Number)

           13428 Maxella Avenue, Suite #322, Marina del Rey, CA 92092
           ----------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


Issuer's telephone number:  (310) 574-8555
                            --------------

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   x Yes          No
                   ---         ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. []Yes[]No

                APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                             Outstanding at June 30, 2001
Common Stock, $.00008                         2,737,413 shares
     par value                                ----------------
                                            Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes[ ] No[x]

PACIFIC REALM, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Financial statements are unaudited and included herein beginning on page F1 and are incorporated herein by this reference.

                        REPORT OF INDEPENDENT ACCOUNTANT



To the Board of Directors
Pacific Realm, Inc.
(a Delaware corporation)


We have made a review of the balance sheet of Pacific Realm, Inc. as of June 30, 2001, and the related statements of operations for the three months period ended June 30, 2001 and 2000 and the statement of cash flows for the three months ended June 30, 2001 and 2000, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 2001, and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended ; and in our report dated June 4, 2003, expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                                              /s/  Clyde Bailey P.C.
                                              --------------------------------
                                              Clyde Bailey P.C.

San Antonio, Texas
June 13, 2003

                               Pacific Realm Inc.
                                 Balance Sheets
                                   (Unaudited)


                                                                    June 30            March 31
                                                                      2001               2001
                                                               -----------------------------------
                               A S S E T S
                               -----------
Current Assets:
---------------
Cash                                                           $              88   $            45
                                                               -----------------   ---------------
           Total Current Assets                                               88                45




           Total Assets                                        $              88   $            45
                                                               =================   ===============


               L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y
               ----------------------------------------------------------------------

Current Liabilities
-------------------
Accounts Payable                                               $           2,749   $         2,817
Loan Payable, stockholder                                                 23,475            23,475
                                                               -----------------   ---------------
           Total Current Liabilities                                      26,224            26,292

Commitments and Contigencies                                                   -                 -
----------------------------

Stockholders' Equity
--------------------
Preferred Stock,  $.0001 par value,  2,000,000 shares                          -                 -
       authorized;  none issued and outstanding
Common stock,  $.00008 par value,  200,000,000 shares                        219               219
       authorized; 2,737,413 shares issued and *
       outstanding
Additional paid-in capital                                               973,236           973,236
Accumulated deficit                                                     (999,591)         (999,702)
                                                               -----------------   ---------------
           Total Stockholders' Equity                                    (26,136)          (26,247)
                                                               -----------------   ---------------
           Total Liabilities and Stockholders'  Equity         $              88   $            45
                                                               =================   ===============

       * - Retroactively Restated



                See accompanying notes to Financial Statements.

                                 Pacific Realm
                            Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended
                                                                    June 30
                                                    --------------------------------------
                                                         2001                  2000
                                                    ---------------      -----------------
Revenues:
       Revenue                                      $         5,300      $              -
                                                    ---------------      -----------------
           Total revenues                                     5,300                     -

Operating Expenses:
       General and Administrative                             5,189                 12,794
                                                    ---------------      -----------------
                                                              5,189                 12,794
                                                    ---------------      -----------------
           Income (Loss) from operations                        111                (12,794)
                                                    ---------------      -----------------
Provision for Income Taxes:
       Income Tax Benefit (Expense)                               -                     -



           Net Income (Loss)                        $           111      $         (12,794)
                                                    ===============      =================
Loss per common share:

           From operations                          $          0.00      $           (0.00)
                                                    ---------------      -----------------
Weighted average common shares outstanding                2,737,413              2,737,413
                                                    ===============      =================

           Retroactively Restated







                See accompanying notes to Financial Statements.

                               Pacific Realm Inc.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                          Three Months Ended
                                                                               June 30
                                                              ---------------------------------------
                                                                     2001                 2000
                                                              ------------------   ------------------
Cash Flows from Operating Activities:
Net Income                                                    $              111   $          (12,794)


Adjustments to Reconcile  net loss to net cash
     provided by (used in)  operating activities:
        Changes in operating assets and liabilities:
           Accounts Payable                                                  (68)               2,794
                                                              ------------------   ------------------
Net Cash provided by (used in) Operating Activities           $               43   $          (10,000)

Cash Flows from Investing Activities:
        Fixed Assets                                                           -                    -
                                                              ------------------   ------------------

Net Cash provided by (used in) Investing Activities           $                -   $                -

Cash Flows from Financing Activities:
        Loan Payable, stockholder                                              -               10,000

                                                              ------------------   ------------------
Net Cash provided by (used in) Financing Activities           $                -   $           10,000

Net Increase (Decrease) in cash and cash equivalents                          43                    -

Cash at beginning of year                                     $               45   $                -
                                                              ==================   ==================
Cash at end of year                                           $               88   $                -
                                                              ==================   ==================

Supplemental disclosure:
        Total interest paid                                   $                -   $                -
                                                              ==================   ==================


                               Pacific Realm Inc.
                          Notes to Financial Statements



NOTE 1- BASIS OF PRESENTATION
-----------------------------
GENERAL
-------

The consolidated unaudited interim financial statements of the Company as of June 30, 2000 and for the three months ended June 30, 2001 and 2000, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2001 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2001 and March 31, 2001, and the results of their operations for the three months ended March 31, 2001 and 2000, and their cash flows for the three months ended March 31, 2001 and 2000.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of March 31, 2001 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

ORGANIZATION
------------

Pacific Realm Inc. ("the Company") was incorporated under the laws of the State of Delaware in 1968 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The company has a total of 200,000,000 authorized common shares with a par value of $.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 2,713,413 common shares issued and outstanding and no preferred shares issued and outstanding as of June 30, 2001 (retroactively restated). The Company filed an amendment of its Certificate of Incorporation with the State of Delaware to increase the authorized shares from 20,000,000 authorized common shares to 200,000,000 authorized shares and to change its par value from $.0001 to $.00008 in March 2003.







                 [ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                               PACIFIC REALM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)
-------------------------------------------------------------
ACCOUNTING METHOD
-----------------

 The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when consulting engagements have been earned and completed and expenses when incurred on the related consulting engagements. Since the consulting engagements are usually less than one year, the Company recognizes its revenues when the engagements are completed. This method is used because the typical contract is completed in six months or less and does not contain a refund provision in the contract.. An engagement is considered complete when all costs except significant items have been incurred. Revenues from time contracts are recognized currently as the work is performed. Losses on contract are recognized by expenses the actual expenses on the completed job.

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

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of June 30, 2001.

NOTE 2  -  COMMON STOCK
-----------------------

The company has a total of 200,000,000 authorized common shares and 2,000,000 preferred shares with a par value of $.00008 per share and with 2,737,068 common shares issued and outstanding and no preferred shares issued and outstanding as of June 30, 2001.

In August 2002, the Board of Directors authorized a 20 to 1 reverse split of the Company's common stock. The financial statements as of June 30, 2001 and March 31, 2001 were retoractively adjusted to reflect the effect of this change,

In January 2003, the Board of Directors authorized a 3 to 1 forward split of the Company's common stock. The result of this forward split increased the outstanding shares from to 911,356 outstanding common shares to 2,737,413 outstanding common shares after adjusting for fractional shares.

                               PACIFIC REALM INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - COMMITMENT AND CONTINGENCIES
-------------------------------------

The Company has not recognized any commitments or contingencies at this time.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

There are no subsequent events that warrant disclosure in these financial statements.
























                 [ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended March 31, 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending March 31, 2002. The financial statements are presented on the accrual basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-KSB for the year ended March 31, 2001 and in the Company's other filings with the Securities and Exchange Commission.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

Results of Operations

The Company realized a net profit of $111 from operations for the three month period ended June 30, 2001 compared to a net loss of $12,794 for the three month period ended June 30, 2000. For the three month period ended June 30, 2001, the Company had revenues of $5,300, composed of consulting income. The Company had no revenue for the three month period ended June 30, 2000. The net profit per share for the three month period ended June 30, 2001 was nil per share compared to a net loss per share of nil for the three month period ended June 30, 2000.

The Company had costs and expenses of approximately $5,200 for the three month period ended June 30, 2001 compared to costs and expenses of approximately $13,000 for the three month period ended June 30, 2000. The Company's expenses consisted of general and administrative expenses for both periods.

The Company's assets at June 30, 2001 were approximately $100 compared to assets of $45 at March 31, 2001. The Company's liabilities at June 30, 2001 were
$26,224 compared to liabilities of $26,292 at March 31, 2001. The Company's current liabilities at June 30, 2001 and March 31, 2001 consisted of accounts payable of approximately $3,000 and loan payable to a stockholder of $23,475.

Total shareholders' equity decreased slightly from a deficit of ($26,247) at March 31, 2001 to a deficit of ($26,136) at June 30, 2001.

Liquidity and Capital Resources

As of June 30, 2001, the Company had negative working capital of approximately ($26,000) consisting of $88 in current assets and $26,224 in current liabilities. The Company had negative working capital of approximately ($26,000) at March 31, 2001 consisting of $45 in current assets and $26,292 in current liabilities.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended June 30, 2001. Further, inflation is not expected to have any significant effect on future operations of the Company.

New Accounting Pronouncements

In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and is not expected to have a material effect on the Company's financial position or results of its operations.

In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations.

Inflation

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.



ITEM 3.   CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Mr. Joseph Gutierrez, both the chief executive officer and chief accounting officer of the company, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART II OTHER INFORMATION

Items 1, 2, 3, 4 an 5 are Inapplicable

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended June 30, 2001.

(b) Exhibits

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     PACIFIC REALM, INC.


Date June 20, 2003                          /s/ Joseph Gutierrez
                                           ---------------------------------
                                            Joseph Gutierrez, CEO, CFO

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

CERTIFICATION

I, Joseph Gutierrez, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pacific Realm, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's   other  certifying  officer  and  I  am  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003                         /s/ Joseph Gutierrez
                                            --------------------------------
                                            Joseph Gutierrez, President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacific Realm, Inc. on Form 10-QSB for the period ended June 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ Joseph Gutierrez
--------------------------------
Joseph Gutierrez, President
Dated: June 20, 2003