Form 10KSB
period 2002-03-31
PACIFIC REALM INC
filed 2003-06-26
CIK 17544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to              .
                               ------------    -------------

                         Commission File Number: 0-5014

                               PACIFIC REALM, INC.
                               ------------------
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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

State Issuer's Revenues for its most recent fiscal year: $48,970

The number of shares outstanding of the Company's $.00008 Par Value Common Stock, as of March 31, 2002 were 2,737,413 (post-split). The aggregate number of shares of the voting stock held by non-affiliates on March 31, 2002 was 1,019,724. No public market exists and therefore, market value for such shares cannot be determined.

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

The Company's office is located at 13428 Maxella Avenue, Suite #322, Marina del Rey, CA 92092.

As of March 31, 2002, the Company had no employees. The Company engages outside independent contractors to perform some of its consulting work and pays those contractors directly.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

There is no established public trading market for the Company's common stock. As of March 31, 2002, the Company had 2,737,413 shares of its common stock issued and outstanding (post-split), of which 1,019,724 were held by non-affiliates. The Company's CUSIP number is 694907304. As of March 31, 2002, there were 20,000,000 shares of common stock authorized, par value $.00008, of which 2,737,413 are issued and outstanding (post-split). The Company has authorized a total of 2,000,000 shares of preferred stock, par value $.001 and presently has no shares of preferred stock issued and outstanding. The Company estimates there are approximately 1,400 holders of the Company's common stock. In April, 2003, the Company's Board of Directors approved a proposal to increase the Company's capitalization to 200,000,000 shares of common stock and the shareholders subsequently approved this increase in capitalization. The Company implemented a 20-to-1 reverse stock split in June, 2002 and a forward split of one-for-three in late 2002. The numbers stated herein reflect these two corporate actions.

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

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended
March 31, 2002 and March 31, 2001 should be read in conjunction with the financial statements of the Company and related notes included therein.

RESULTS OF OPERATIONS

During the fiscal years ended March 31, 1990 through March 31, 2000, the Company had no revenues and no operations. In 2000, the Company began operations after several years of being inactive/dormant. The Company appointed new management and began offering its consulting services to companies interested in entering the telecom industry in under-developed countries.

For the year ended March 31, 2002, the Company had revenues of $48,970. The revenues consisted of consulting income. For the year ended March 31, 2001, the Company had revenues of $42,662 which consisted of consulting income. For the year ended March 31, 2002, the Company had expenses of $28,783 compared to expenses of $42,617 for the year ended March 31, 2001. The Company's expenses for the year ended March 31, 2002 consisted primarily of contract services of approximately $21,000, legal and professional fees of approximately $6,000 and general and administrative fees of approximately $2,000. The expenses for the year ended March 31, 2001 consisted primarily of contract services of approximately $26,000 and legal and professional fees of approximately $16,000.

The Company's net profit from operations before income taxes for the year ended March 31, 2002 was $20,187 compared to a net profit of $45 for the year ended March 31, 2001. The net profit per share for the periods ended March 31, 2002 and 2001 was nil for both periods.

At March 31, 2002, shareholder's equity (deficit) was ($6,060).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2002, the Company had negative working capital of approximately ($6,000) which consisted of no assets and current liabilities of approximately $6,000. At March 31, 2002, the Company had current liabilities of approximately $6,000 representing accounts payable.

The Company's balance sheet as of March 31, 2002 reflects no assets and certain liabilities which the Company is obligated to pay. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

Item 10. Executive Compensation.

During fiscal 2002, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended March 31, 2002, the following persons were officers, directors and more than ten-percent shareholders of the Company=s common stock:

Name                               Position                     Filed Reports
----                               --------                     -------------

Joseph Gutierrez                   Director, President, CFO     No
Maxwell Energy & Metals Ltd.       Shareholder                  No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 2,737,413 shares of the Company's common stock (post-split) issued and outstanding on March 31, 2002. No preferred shares were issued and outstanding at March 31, 2002. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

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

Item 13.  Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated June 4, 2003
Balance Sheet for the Fiscal Year Ended March 31, 2002
Statements of Operations for the Fiscal Years Ended March 31, 2002 and 2001 Statement of Stockholders' Equity (Deficit) For the Years Ended March 31, 2002 and 2001 Statements of Cash Flows For the Years Ended March 31, 2002 and 2001


Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended March 31, 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


June 20, 2003              PACIFIC REALM, INC.

                           /s/ Joseph Gutierrez
                           --------------------------------------------
                           Joseph Gutierrez, President, CFO, Director

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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacific Realm, Inc. on Form 10-KSB for the period ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                        /s/ Joseph Gutierrez
                                        ----------------------------------
                                        Joseph Gutierrez, President and
                                        Chief Financial Officer
Dated: June 20, 2003

                               Pacific Realm Inc.

                                 March 31, 2002







                               Clyde Bailey, P.C.
                           Certified Public Accountant
                            10924 Vance Jackson #404
                            San Antonio, Texas 78230

CLYDE BAILEY P.C.
----------------------------------------------------------------------------
                                                 Certified Public Accountant
                                                    10924 Vance Jackson #404
                                                    San Antonio, Texas 78230
                                                        (210) 699-1287 (ofc.)
                                         (888) 699-1287 (210) 691-2911 (fax)
                                                                      Member:
                                                 American Institute of CPA's
                                                      Texas Society of CPA's

Board of Directors
Pacific Realm Inc.



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

I have audited the accompanying balance sheet of Pacific Realm Inc. (Company) as of March 31, 2002 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years ended March 31, 2002 and 2001 These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31,2002 and the results of its operations and its cash flows for the years ended March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.


                                        /s/ Clyde Bailey P.C.
                                        ---------------------------
                                        Clyde Bailey P.C.

San Antonio, Texas
June 4, 2003

                               Pacific Realm Inc.
                                  Balance Sheet
                               As of March 31 2002



                                     ASSETS
                                     ------

Current Assets
    Cash                                                       --
                                                        ---------
           Total Current Assets                                --



           Total Assets                                                 $      --
                                                                        =========

                                   LIABILITIES
                                   -----------

Current Liabilities
    Accounts Payable                                        6,060
                                                        ---------
           Total Current Liabilities                                        6,060


    Commitments and Contingencies


                              STOCKHOLDERS' EQUITY
                              --------------------

Preferred Stock
    2,000,000 authorized shares, par value $.001               --
    no shares issued and outstanding
Common Stock *                                                219

Additional Paid-in-Capital                                973,236
Accumulated Deficit                                      (979,515)
                                                        ---------

           Total Stockholders' Equity (Deficit)                            (6,060)
                                                                        ---------

           Total Liabilities and Stockholders' Equity                   $      --
                                                                        =========

* Retroactively Restated


     The accompanying notes are integral part of the financial statements.

                               Pacific Realm Inc.
                             Statement of Operations


                                               -----------------------
                                                 For the Twelve Months
                                                    Ended March 31
                                                  2002         2001
                                               ----------   ----------
Revenues:
      Revenues                                 $   48,970   $   42,662
                                               ----------   ----------
           Total Revenues                      $   48,970   $   42,662

Expenses:
      Contract Services                            20,625       26,239
      Legal & Professional Fees                     6,060       16,378
      Operating Expenses                            2,098           --
                                               ----------   ----------

           Total Expenses                          28,783       42,617

           Net Income (Loss) from Operations   $   20,187   $       45

Provision for Income Taxes:

      Income Tax Benefit                               --           --
                                               ----------   ----------
           Net Income (Loss)                   $   20,187   $       45
                                               ==========   ==========

Basic Loss Per Common Share                            --           --
                                               ----------   ----------
Diluted Loss Per Common Share                          --           --
                                               ----------   ----------

Weighted Average number of Common Shares
      used in per share calculations *          2,734,068    2,734,068
                                               ==========   ==========


Retroactively Restated


      The accompanying notes are integral part of the financial statements.

                               Pacific Realm Inc.
                        Statement of Stockholders' Equity



                                                             Preferred      Common
                                   Common       Preferred     $0.001       $0.00008      Paid-In    Accumulated  Stockholders'
                                   Shares        Shares      Par Value     Par Value     Capital      Deficit       Equity
                                 ------------  ------------ ------------  ------------ ------------ ------------ ------------
   Balance, March 31, 2000         2,737,413             -          $ -         $ 219    $ 973,236   $ (999,747)   $ (26,292)

   Net Income  (Loss)                                                                                        45           45
                                 ------------  ------------ ------------  ------------ ------------ ------------ ------------

   Balance, March 31, 2001         2,737,413 -           -            - -         219      973,236     (999,702)     (26,247)
                                 --------------------------------------------------------------------------------------------

   Net Income  (Loss)                                                                                    20,187       20,187
                                 ------------  ------------ ------------  ------------ ------------ ------------ ------------

   Balance, March 31, 2002         2,737,413 -           -            - -         219      973,236     (979,515)      (6,060)
                                 --------------------------------------------------------------------------------------------


Retroactively Restated


      The accompanying notes are integral part of the financial statements.

                               Pacific Realm Inc.
                             Statement of Cash Flows


                                                   --------------------
                                                   For the Twelve Months
                                                      Ended March 31
                                                     2002        2001
                                                   --------    --------


Cash Flows from Operating Activities:

    Net Income (Loss)                              $ 20,187    $     45

    Changes in operating assets and liabilities:
    Accounts Payable                                  3,243          --
                                                   --------    --------

Net Cash Provided From  Operating Activities       $ 23,430    $     45


Cash Flows from Investing Activities:

    Capital Expenditures                                 --          --
                                                   --------    --------

Net Cash Used in Investing Activities              $     --    $     --
                                                   --------    --------


Cash Flows from Financing Activities:
    Payments on Notes Payable - Shareholder         (23,475)         --
                                                   --------    --------
Net Cash Provided for Financing Activities         $(23,475)   $     --
                                                   --------    --------

Net Increase (Decrease) in Cash                    $    (45)   $     45

Cash Balance,  Begin Period                              45          --
                                                   --------    --------

Cash Balance,  End Period                          $     --    $     45
                                                   ========    ========


Supplemental Disclosures:
    Cash Paid for interest                         $     --    $     --
    Cash Paid for income taxes                     $     --    $     --


      The accompanying notes are integral part of the financial statements.

                               Pacific Realm Inc.
                          Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------

Organization
------------
Pacific Realm Inc. ("the Company") was incorporated under the laws of the State of Delaware in 1968 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The company has a total of 200,000,000 authorized common shares with a par value of $.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 2,713,413 common shares issued and outstanding and no preferred shares issued and outstanding as of March 31, 2001 (retroactively restated). The Company filed an amendment of its Certificate of Incorporation with the State of Delaware to increase the authorized shares from 20,000,000 authorized common shares to 200,000,000 authorized shares and to change its par value from $.0001 to $.00008 in March 2003.

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

Long-lived   assets  consist  primarily  of  property  and  equipment  and  note receivable, and other assets. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2002 there was no impairment of the Company's long-lived assets.

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
-----------------------

The company has a total of 200,000,000 authorized common shares and 2,000,000 preferred shares with a par value of $.00008 per share and with 2,737,068 common shares issued and outstanding and no preferred shares issued and outstanding as of March 31, 2002.

In August 2002, the Board of Directors authorized a 20 to 1 reverse split of the Company's common stock. The financial statements as of March 31, 2002 and 2001 were retoractively adjusted to reflect the effect of this change,

In January 2003, the Board of Directors authorized a 3 to 1 forward split of the Company's common stock. The result of this forward split increased the outstanding shares from to 911,356 outstanding common shares to 2,737,413 outstanding common shares after adjusting for fractional shares.

Note 3 - Income Taxes
---------------------

For the years ended March 31, 2002 and 2001, the Company recorded minimal net income but has a net operating loss carryforward and therefore has no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward is approximately $196,000, and will expire in the years 2003 through 2021.

The provision for federal income tax consists of the following for the years ended March 31;

                                    2001                         2000
                                -------------------------------------------
     Current Provision          $       - 0-                 $          -0-
     Deferred Provision                 - 0-                            -0-
                                -------------------------------------------
                                $       - 0-                 $          -0-
                                -------------------------------------------


Deferred income taxes consists of the following at March 31;

     Long-Term:
                                           2002                       2001
                                -------------------------------------------
     Deferred tax liability     $        25,554              $      32,418
     Valuation Allowance                (25,554)                   (32,418)
                                -------------------------------------------
                                $           -0-              $         -0-
                                -------------------------------------------

Note 4 -  Related Party Transactions
------------------------------------

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