Form 10QSB
period 2002-06-30
PACIFIC REALM INC
filed 2003-06-26
CIK 17544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from N/A to N/A

                         Commission File Number: 0-5014

                               PACIFIC REALM, INC.

                 (Name of Small Business Issuer in its charter)

           DELAWARE                                      95-2554669
           --------                                      ----------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                     Identification Number)

           13428 MAXELLA AVENUE, SUITE #322, MARINA DEL REY, CA 92092

               (Address of principal executive offices)(Zip Code)

Issuer's telephone number:  (310) 574-8555

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    X   Yes        No
                    ---         ---


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

      Class                            Outstanding at June 30, 2002
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

                        REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors
Pacific Realm, Inc.
(a Delaware corporation)

We have made a review of the balance sheet of Pacific Realm, Inc. as of June 30, 2002, and the related statements of operations for the three months period ended June 30, 2002 and 2001 and the statement of cash flows for the three months ended June 30, 2002 and 2001, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 2002, and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended ; and in our report dated June 4, 2003, expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

                                     /s/ Clyde Bailey P.C.
                                     ------------------------------------
                                     Clyde Bailey P.C.

San Antonio, Texas
June 13, 2003

                               Pacific Realm Inc.
                                 Balance Sheets
                                   (Unaudited)

                                                                    June 30           March 31
                                                                      2002              2002
                                                                -----------------------------------
                                     A S S E T S
                                     -----------
Current Assets:
---------------
Cash                                                            $          1,272   $              -
Accounts Receivable                                                       17,500
                                                                -----------------  ----------------
           Total Current Assets                                           18,772                  -




                                                                ----------------   ----------------
           Total Assets                                         $         18,772   $              -
                                                                ================   ================


       L I A B I L I T I E S    A N D    S T O C K H O L D E R S '    E Q U I T Y
       --------------------------------------------------------------------------

Current Liabilities
-------------------
Accounts Payable                                                $          6,060   $          6,060
                                                                ----------------   ----------------
           Total Current Liabilities                                       6,060              6,060

Commitments and Contigencies                                                   -                  -
----------------------------


Stockholders' Equity
--------------------
Preferred Stock,  $.0001 par value,  2,000,000 shares                          -                  -
       authorized;  none issued and outstanding
Common stock,  $.00008 par value,  200,000,000 shares                        219                219
       authorized; 2,737,413 shares issued and *
       outstanding
Additional paid-in capital                                               973,236            973,236
Accumulated deficit                                                     (960,743)          (979,515)
                                                                ----------------   ----------------

           Total Stockholders' Equity                                     12,712             (6,060)
                                                                ----------------   ----------------
           Total Liabilities and Stockholders'  Equity          $         18,772   $              -
                                                                ================   ================

       * - Retroactively Restated




                See accompanying notes to Financial Statements.

                                 Pacific Realm
                            Statements of Operations
                                   (Unaudited)

                                                                Three Months Ended
                                                                      June 30
                                                       -------------------------------------
                                                            2002                  2001
                                                       ---------------      ----------------
Revenues:
       Revenue                                         $        30,000      $          5,300
                                                       ---------------      ----------------
           Total revenues                                       30,000                 5,300

Operating Expenses:
       Legal & Professional                                      9,554
       General and Administrative                                1,674                 5,189
                                                       ---------------      ----------------
                                                                11,228                 5,189
                                                       ---------------      ---------------
           Income (Loss) from operations                        18,772                   111
                                                       ---------------      ----------------
Provision for Income Taxes:
       Income Tax Benefit (Expense)                                  -                     -



           Net Income (Loss)                           $        18,772      $            111
                                                       ===============      ================
Loss per common share:
           From operations                             $          0.01      $           0.00
                                                       ---------------      ----------------
Weighted average common shares outstanding                   2,737,413             2,737,413
                                                       ===============      ================

           Retroactively Restated


                See accompanying notes to Financial Statements.

                               Pacific Realm Inc.
                            Statements of Cash Flows
                                   (Unaudited)



                                                                         Three Months Ended
                                                                               June 30
                                                              ---------------------------------------
                                                                     2002                  2001
                                                              ------------------    -----------------

Cash Flows from Operating Activities:
Net Income                                                    $           18,772    $             111



Adjustments to Reconcile net loss to net cash
    provided by (used in) operating
       activities:
        Changes in operating assets and liabilities:
           Accounts Receivable
                                                                         (17,500)
           Accounts Payable
                                                                               -                  (68)
                                                              ------------------    -----------------
Net Cash provided by (used in) Operating Activities           $            1,272    $              43

Cash Flows from Investing Activities:
        Fixed Assets
                                                                               -                    -
                                                              ------------------    -----------------
Net Cash provided by (used in) Investing Activities           $                -    $               -

Cash Flows from Financing Activities:
        Loan Payable, stockholder
                                                                               -                    -
                                                              ------------------    -----------------
Net Cash provided by (used in) Financing Activities           $                -    $               -

Net Increase (Decrease) in cash and cash equivalents
                                                                           1,272                   43

Cash at beginning of year                                     $                -    $              45
                                                              ==================    =================

Cash at end of year                                           $            1,272    $              88
                                                              ==================    =================
Supplemental disclosure:
        Total interest paid                                   $                -    $               -
                                                              ==================    =================


                See accompanying notes to Financial Statements.

                               PACIFIC REALM INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1- BASIS OF PRESENTATION
-----------------------------
GENERAL
-------

The consolidated unaudited interim financial statements of the Company as of June 30, 2002 and for the three months ended June 30, 2002 and 2001, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2002 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2002 and March 31, 2002, and the results of their operations for the three months ended June 30, 2002 and 2001, and their cash flows for the three months ended June 30, 2002 and 2001.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of March 31, 2002 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

ORGANIZATION
------------

Pacific Realm Inc. ("the Company") was incorporated under the laws of the State of Delaware in 1968 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The company has a total of 200,000,000 authorized common shares with a par value of $.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 2,713,413 common shares issued and outstanding and no preferred shares issued and outstanding as of June 30, 2002 (retroactively restated). The Company filed an amendment of its Certificate of Incorporation with the State of Delaware to increase the authorized shares from 20,000,000 authorized common shares to 200,000,000 authorized shares and to change its par value from $.0001 to $.00008 in March 2003.

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

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of June 30, 2002.

NOTE 2  -  COMMON STOCK
------------------------

The company has a total of 200,000,000 authorized common shares and 2,000,000 preferred shares with a par value of $.00008 per share and with 2,737,068 common shares issued and outstanding and no preferred shares issued and outstanding as of June 30, 2002.

In August 2002, the Board of Directors authorized a 20 to 1 reverse split of the Company's common stock. The financial statements as of June 30, 2002 and March 31, 2002 were retoractively adjusted to reflect the effect of this change,

In January 2003, the Board of Directors authorized a 3 to 1 forward split of the Company's common stock. The result of this forward split increased the outstanding shares from to 911,356 outstanding common shares to 2,737,413 outstanding common shares after adjusting for fractional shares.

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














                 [ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended March 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending March 31, 2003. The financial statements are presented on the accrual basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-KSB for the year ended March 31, 2002 and in the Company's other filings with the Securities and Exchange Commission.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

Results of Operations

The Company realized a net profit of $18,772 from operations for the three month period ended June 30, 2002 compared to a gain of $111 for the three month period ended June 30, 2001. For the three month period ended June 30, 2002, the Company had revenues of $30,000, composed of consulting income. The Company had revenues of $5,300 for the three month period ended June 30, 2001. The net profit per share for the three month period ended June 30, 2002 was $.01 per share compared to a net gain per share of nil for the three month period ended June 30, 2001.

The Company had costs and expenses of approximately $11,000 for the three month period ended June 30, 2002 compared to costs and expenses of approximately $5,200 for the three month period ended June 30, 2001. The Company's expenses consist of legal and professional fees and general and administrative expenses.

The Company's assets at June 30, 2002 were approximately $19,000 compared to no assets at March 31, 2002. The difference is due to the Company's operations which resulted in cash of approximately $1,300 and accounts receivable of $17,500 at June 30, 2002. The Company's liabilities at June 30, 2002 were approximately $6,000 compared to liabilities of approximately $6,000 at March 31, 2002. The Company's current liabilities at June 30, 2002 and March 31, 2002 consisted of accounts payable of approximately $6,000.

Total shareholders' equity increased from a deficit of ($6,060) at March 31, 2002 to $12,712 at June 30, 2002.

Liquidity and Capital Resources

As of June 30, 2002, the Company had working capital of approximately $12,000 consisting of $18,772 in current assets and $6,060 in current liabilities. The Company had negative working capital of approximately ($6,000) at March 31 , 2002 consisting of no assets and $6,060 in current liabilities. The Company has adequate working capital for its current operations.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended June 30, 2002. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

(a) No reports on Form 8-K were filed during the three months ended June 30, 2002.

(b) Exhibits

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PACIFIC REALM, INC.

Date June 20, 2003                          /s/ Joseph Gutierrez
                                            ----------------------------
                                            Joseph Gutierrez, CEO, CFO

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

Date: June 20, 2003                         /s/ JOSEPH GUTIERREZ
                                            ------------------------------
                                            Joseph Gutierrez, President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacific Realm, Inc. on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ Joseph Gutierrez
------------------------------------
Joseph Gutierrez, President
Dated: June 20, 2003