Form 10QSB
period 2002-12-31
PACIFIC REALM INC
filed 2003-06-26
CIK 17544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2002

                                       or

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. []Yes[]No

              APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date:

      Class                        Outstanding at December 31, 2002
Common Stock, $.00008                       2,737,413 SHARES
                                            ----------------
      par value                        Outstanding Securities

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

                        REPORT OF INDEPENDENT ACCOUNTANT



To the Board of Directors
Pacific Realm, Inc.
(a Delaware corporation)


We have made a review of the balance sheet of Pacific Realm, Inc. as of December 31, 2002, and the related statements of operations for the three and nine months period ended December 31, 2002 and 2001 and the statement of cash flows for the nine months ended December 31, 2002 and 2001, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 2002, and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended ; and in our report dated June 4, 2003, expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                                           /s/ Clyde Bailey P.C.
                                           --------------------------
                                           Clyde Bailey P.C.

San Antonio, Texas
June 13, 2003

                               PACIFIC REALM INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                         DECEMBER 31   MARCH 31
                                                            2002         2002
                                                         ---------    ---------
                                     ASSETS
                                     ------

CURRENT ASSETS:
Cash                                                     $   7,031    $      --
Accounts Receivable                                         57,000
                                                         ---------    ---------
           Total Current Assets                             64,031           --
                                                         ---------    ---------
           Total Assets                                  $  64,031    $      --
                                                         =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
Accounts Payable                                         $  11,846    $   6,060

                                                         ---------    ---------
           Total Current Liabilities                        11,846        6,060

COMMITMENTS AND CONTIGENCIES                                    --           --
                                                                      ---------


STOCKHOLDERS' EQUITY
Preferred Stock,  $.0001 par value,  2,000,000 shares           --           --
       authorized;  none issued and outstanding
Common stock,  $.00008 par value,  200,000,000 shares          219          219
       authorized; 2,737,413 shares issued and *
       outstanding
Additional paid-in capital                                 973,236      973,236
Accumulated deficit                                       (921,270)    (979,515)
                                                         ---------    ---------


           Total Stockholders' Equity                       52,185       (6,060)
                                                         ---------    ---------

           Total Liabilities and Stockholders'  Equity   $  64,031    $      --
                                                         =========    =========
       * Retroactively Restated


                See accompanying notes to Financial Statements.

                                 PACIFIC REALM
                            Statements of Operations
                                   (Unaudited)

                                                Three Months Ended           Nine Months Ended
                                                    December 31                 December 31
                                             -----------------------------------------------------
                                                2002          2001          2002          2001
                                             -----------   -----------   -----------   -----------
Revenues:
       Revenue                               $    30,000   $        --   $    90,000   $     6,553
                                             -----------   -----------   -----------   -----------

           Total revenues                         30,000            --        90,000         6,553

Operating Expenses:
       Legal & Professional Fees                   9,563        25,867
       General and Administrative                  2,232            --         5,888         6,593
                                             -----------   -----------   -----------   -----------

                                                  11,795            --        31,755         6,593
                                             -----------   -----------   -----------   -----------

           Income (Loss) from operations          18,205            --        58,245           (40)
                                             -----------   -----------   -----------   -----------

Provision for Income Taxes:
       Income Tax Benefit (Expense)                   --            --            --            --



           Net Income (Loss)                 $    18,205   $        --   $    58,245   $       (40)
                                             ===========   ===========   ===========   ===========

Loss per common share:

           From operations                   $      0.01   $        --   $      0.02   $     (0.00)
                                             -----------   -----------   -----------   -----------

Weighted average common shares outstanding     2,737,413     2,737,413     2,737,413     2,737,413
                                             ===========   ===========   ===========   ===========

           Retroactively Restated


                 See accompanying notes to Financial Statements.

                               PACIFIC REALM INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                         Nine Months Ended
                                                                            December 31
                                                                        --------------------
                                                                          2002        2001
                                                                        --------    --------
Cash Flows from Operating Activities:
Net Income                                                              $ 58,245    $    (40)


Adjustments to Reconcile  net loss to net cash  provided by (used in)
     operating activities:
        Changes in operating assets and liabilities:
           Accounts Payable                                                5,786          --
           Accounts Receivable                                           (57,000)         --
                                                                        --------    --------
Net Cash provided by (used in) Operating Activities                     $  7,031    $    (40)

Cash Flows from Investing Activities:
        Fixed Assets                                                          --          --
                                                                        --------    --------
Net Cash provided by (used in) Investing Activities                     $     --    $     --

Cash Flows from Financing Activities:
        Loan Payable, stockholder                                             --          --
                                                                        --------    --------
Net Cash provided by (used in) Financing Activities                     $     --    $     --

Net Increase (Decrease) in cash and cash equivalents                       7,031         (40)

Cash at beginning of period                                             $     --    $     45
                                                                        ========    ========

Cash at end of period                                                   $  7,031    $      5
                                                                        ========    ========

Supplemental disclosure:
        Total interest paid                                             $     --    $     --
                                                                        ========    ========


                 See accompanying notes to Financial Statements.

                               Pacific Realm Inc.
                          Notes to Financial Statements

NOTE 1- BASIS OF PRESENTATION
-----------------------------

GENERAL
-------
The consolidated unaudited interim financial statements of the Company as of December 31, 2002 and for the three and nine months ended December 31, 2002 and 2001, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2002 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2002 and March 31, 2002, and the results of their operations for the three and nine months ended December 31, 2002 and 2001, and their cash flows for the nine months ended December 31, 2002 and 2001.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of March 31, 2002 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

ORGANIZATION
------------
Pacific Realm Inc. ("the Company") was incorporated under the laws of the State of Delaware in 1968 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The company has a total of 200,000,000 authorized common shares with a par value of $.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 2,713,413 common shares issued and outstanding and no preferred shares issued and outstanding as of December 31, 2002 (retroactively restated). The Company filed an amendment of its Certificate of Incorporation with the State of Delaware to increase the authorized shares from 20,000,000 authorized common shares to 200,000,000 authorized shares and to change its par value from $.0001 to $.00008 in March 2003.



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

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of December 31, 2002.

NOTE 2  -  COMMON STOCK
-----------------------

The company has a total of 200,000,000 authorized common shares and 2,000,000 preferred shares with a par value of $.00008 per share and with 2,737,068 common shares issued and outstanding and no preferred shares issued and outstanding as of December 31, 2002.

In August 2002, the Board of Directors authorized a 20 to 1 reverse split of the Company's common stock. The financial statements as of December 31, 2002 were retoractively adjusted to reflect the effect of this change,

In January 2003, the Board of Directors authorized a 3 to 1 forward split of the Company's common stock. The result of this forward split increased the outstanding shares from to 911,356 outstanding common shares to 2,737,413 outstanding common shares after adjusting for fractional shares.

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



                 [ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended March 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended December 31, 2002 are not necessarily indicative of results that may be expected for the year ending March 31, 2003. The financial statements are presented on the accrual basis.

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

Results of Operations

The Company realized a net profit of $18,205 from operations for the three month period ended December 31, 2002 compared to a net loss of ($0) for the three month period ended December 31, 2001. For the three month period ended December 31, 2002, the Company had revenues of $30,000, composed of consulting income. The Company had no revenue for the three month period ended December 31, 2001. The net profit per share for the three month period ended December 31, 2002 was $.01 per share compared to a net loss per share of nil for the three month period ended December 31, 2001.

The Company had costs and expenses of approximately $12,000 for the three month period ended December 31, 2002 compared to costs and expenses of approximately $0 for the three month period ended December 31, 2001. The Company's expenses consist of legal and professional fees and general and administrative expenses. The increase in expenses is due to the increased costs of operating as the Company's revenues have increased.


The Company realized a net profit of $58,245 from operations for the nine month period ended December 31, 2002 compared to a net loss of ($40) for the nine month period ended December 31, 2001. For the nine month period ended December 31, 2002, the Company had revenues of $90,000, composed of consulting income. The Company had revenues of $6,553 for the nine month period ended December 31, 2001. The net profit per share for the nine month period ended December 31, 2002 was $.02 per share compared to a net loss per share of nil for the nine month period ended December 31, 2001.

The Company had costs and expenses of approximately $32,000 for the nine month period ended December 31, 2002 compared to costs and expenses of approximately $6,600 for the nine month period ended December 31, 2001. The Company's expenses consist of legal and professional fees and general and administrative expenses. The increase in expenses is due to the increased costs of operating as the Company's revenues have increased.

The Company's assets at December 31, 2002 were approximately $64,000 compared to no assets at March 31, 2002. The difference is due to the Company's operations which resulted in cash of approximately $7,000 and accounts receivable of $57,000 at December 31, 2002. The Company's liabilities at December 31, 2002 were approximately $12,000 compared to liabilities of approximately $6,000 at March 31, 2002. The Company's current liabilities at December 31, 2002 and March 31, 2002 consisted of accounts payable.

Total shareholders' equity increased from a deficit of ($6,060) at March 31, 2002 to $52,185 at December 31, 2002.

Liquidity and Capital Resources

As of December  31,  2002,  the Company  had  working  capital of  approximately
$52,000 consisting of $64,031 in current assets and $11,846 in current liabilities. The Company had negative working capital of approximately ($6,000) at March 31, 2002 consisting of no assets and $6,060 in current liabilities. The Company has adequate working capital for its current operations.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended December 31, 2002. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

(a) No reports on Form 8-K were filed during the three months ended December 31, 2002.

(b) Exhibits

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PACIFIC REALM, INC.


Date June 20, 2003                         /s/ Joseph Gutierrez
                                           ------------------------------
                                           Joseph Gutierrez, CEO, CFO

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



Date: June 20, 2003                              /s/ Joseph Gutierrez
                                                 ----------------------------
                                                 Joseph Gutierrez, President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacific Realm, Inc. on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ Joseph Gutierrez
------------------------------
Joseph Gutierrez, President
Dated: June 20, 2003