Form 10QSB
period 2003-06-30
PACIFIC REALM INC
filed 2003-08-06
CIK 17544

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

                          or

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
                            --------------

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x Yes ___ No

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. []Yes[]No

              APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date:

      Class                        Outstanding at June 30, 2003
Common Stock, $.00008                       2,737,413 shares
                                            ----------------
      par value                        Outstanding Securities

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

                        REPORT OF INDEPENDENT ACCOUNTANT



To the Board of Directors
Pacific Realm, Inc.
(a Delaware corporation)


We have made a review of the balance sheet of Pacific Realm, Inc. as of June 30, 2003, and the related statements of operations for the three months period ended June 30, 2003 and 2002 and the statement of cash flows for the three months ended June 30, 2003 and 2002, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 2003, and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended ; and in our report dated May 4, 2003, expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.




                                                              Clyde Bailey P.C.

San Antonio, Texas
July 27, 2003

                               PACIFIC REALM INC.
                                 Balance Sheets
                                   (Unaudited)

                                                                                 JUNE 30     MARCH 31
                                                                                  2003         2003
                                                                                  ----         ----

                                          A S S E T S

Current Assets:
Cash                                                                           $  14,338    $  12,989
Prepaid Consulting Fees                                                            6,000    $       -
Accounts Receivable                                                               60,000       70,000
                                                                               ---------    ---------
             Total Current Assets                                                 80,338       82,989




                                                                               ---------    ---------
             Total Assets                                                      $  80,338    $  82,989
                                                                               =========    =========


        L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

Current Liabilities
Accounts Payable                                                               $   2,562    $   6,103

                                                                               ---------    ---------
             Total Current Liabilities                                             2,562        6,103

Commitments and Contigencies                                                           -            -


Stockholders' Equity
Preferred Stock,  $.0001 par value,  2,000,000 shares                                  -            -
         authorized;  none issued and outstanding
Common stock,  $.00008 par value,  200,000,000 shares                                219          219
         authorized; 2,737,413 shares issued and *
         outstanding
Additional paid-in capital                                                       973,090      973,090
Accumulated deficit                                                             (895,532)    (896,423)
                                                                               ---------    ---------


             Total Stockholders' Equity                                           77,777       76,886
                                                                               ---------    ---------

             Total Liabilities and Stockholders'  Equity                       $  80,339    $  82,989
                                                                               =========    =========

         * - Retroactively Restated


                 See accompanying notes to Financial Statements.

                                 PACIFIC REALM
                            Statements of Operations
                                   (Unaudited)

                                               Three Months Ended
                                                     June 30
                                             -----------------------
                                                 2003        2002
                                             ----------   ----------

Revenues:
       Revenue                               $   30,000   $   30,000
                                             ----------   ----------

           Total revenues                        30,000       30,000

Operating Expenses:
       Legal & Professional                      25,376        9,554
       General and Administrative                 3,733        1,674
                                             ----------   ----------

                                                 29,109       11,228
                                             ----------   ----------

           Income (Loss) from operations            891       18,772
                                             ----------   ----------

Provision for Income Taxes:
       Income Tax Benefit (Expense)                   -            -



           Net Income (Loss)                 $      891   $   18,772
                                             ==========   ==========

Loss per common share:

           From operations                   $     0.00   $     0.01

                                             ----------   ----------

Weighted average common shares outstanding    2,737,413    2,737,413
                                             ==========   ==========

           Retroactively Restated

                 See accompanying notes to Financial Statements.

                               PACIFIC REALM INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                            Three Months Ended
                                                                  June 30
                                                           --------------------
                                                             2003        2002
                                                           --------    --------

Cash Flows from Operating Activities:
Net Income                                                 $    891    $ 18,772


Adjustments to Reconcile  net loss to net cash
 provided by (used in)  operating
     activities:
        Changes in operating assets and liabilities:
           Accounts Receivable                               10,000     (17,500)
           Prepaid Consulting Fees                           (6,000)          -
           Accounts Payable                                  (3,542)          -

                                                           --------    --------
Net Cash provided by (used in) Operating Activities        $  1,349    $  1,272

Cash Flows from Investing Activities:
        Fixed Assets                                              -           -

                                                           --------    --------
Net Cash provided by (used in) Investing Activities        $      -    $      -

Cash Flows from Financing Activities:
        Loan Payable, stockholder                                 -           -

                                                           --------    --------
Net Cash provided by (used in) Financing Activities        $      -    $      -

Net Increase (Decrease) in cash and cash equivalents          1,349       1,272

Cash at beginning of year                                  $ 12,989    $      -
                                                           ========    ========

Cash at end of year                                        $ 14,338    $  1,272
                                                           ========    ========

Supplemental disclosure:
        Total interest paid                                $      -    $      -
                                                           ========    ========



                 See accompanying notes to Financial Statements.

                               Pacific Realm Inc.
                          Notes to Financial Statements

NOTE 1- BASIS OF PRESENTATION

GENERAL
The consolidated unaudited interim financial statements of the Company as of June 30, 2003 and for the three months ended June 30, 2003 and 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2003 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2003 and March 31, 2003, and the results of their operations for the three months ended June 30, 2003 and 2002, and their cash flows for the three months ended June 30, 2003 and 2002.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of March 31, 2003 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

ORGANIZATION
Pacific Realm Inc. ("the Company") was incorporated under the laws of the State of Delaware in 1968 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The company has a total of 200,000,000 authorized common shares with a par value of $.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 2,713,413 common shares issued and outstanding and no preferred shares issued and outstanding as of June 30, 2003 (retroactively restated). The Company filed an amendment of its Certificate of Incorporation with the State of Delaware to increase the authorized shares from 20,000,000 authorized common shares to 200,000,000 authorized shares and to change its par value from $.0001 to $.00008 in March 2003.









                 [ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                               Pacific Realm, Inc.
                          Notes to Financial Statements

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)
ACCOUNTING METHOD

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

EARNINGS PER COMMON SHARE
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

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

The company has a total of 200,000,000 authorized common shares and 2,000,000 preferred shares with a par value of $.00008 per share and with 2,737,068 common shares issued and outstanding and no preferred shares issued and outstanding as of June 30, 2003.

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
















                 [ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended March 31, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending March 31, 2004. The financial statements are presented on the accrual basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-KSB for the year ended March 31, 2003 and in the Company's other filings with the Securities and Exchange Commission.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

Results of Operations

The Company realized a net profit of $891 from operations for the three month period ended June 30, 2003 compared to a gain of $18,772 for the three month period ended June 30, 2002. The difference in results for this three month period as compared to the prior year is due to the Company's increased legal and professional fees for the quarter which were incurred to make the Company current in its reporting obligations. For the three month periods ended June 30, 2003 and 2003, the Company had revenues of $30,000, composed of consulting income. The net profit per share for the three month period ended June 30, 2003 was nil per share compared to a net gain per share of $.01 for the three month period ended June 30, 2002.

The Company had costs and expenses of approximately $29,000 for the three month period ended June 30, 2003 compared to costs and expenses of approximately $11,200 for the three month period ended June 30, 2002. The Company's expenses consist of legal and professional fees and general and administrative expenses.

The Company's assets at June 30, 2003 were approximately $80,000 compared to assets of approximately $83,000 at March 31, 2003. The difference is due to the Company's operations which resulted in higher expenses this quarter, which the

Company paid, resulting in lower accounts payable at the end of the quarter than at the start of the quarter. At June 30, 2003. the Company had cash of approximately $14,000, $6,000 in prepaid consulting fees and accounts receivable of $60,000 compared to cash of approximately $13,000 and accounts receivable of $70,000 at March 31, 2003. The Company's liabilities at June 30, 2003 were approximately $2,500, comprised of accounts payable, compared to liabilities of approximately $6,000, comprised of accounts payable, at March 31, 2003. The Company's current liabilities at June 30, 2003 and March 31, 2003 consisted of accounts payable of approximately $2,500 and $6,000, respectively.

Total shareholders' equity increased from $76,886 at March 31, 2003 to $77,777 at June 30, 2003.

Liquidity and Capital Resources

As of June 30, 2003, the Company had working capital of approximately $78,000 consisting of $80,338 in current assets and $2,562 in current liabilities. The Company had working capital of approximately $77,000 at March 31, 2003 consisting of current assets of $82,989 and $6,103 in current liabilities. The Company has adequate working capital for its current operations.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended June 30, 2003. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations.

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

(a) No reports on Form 8-K were filed during the three months ended June 30, 2003.

(b) Exhibits

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     PACIFIC REALM, INC.


Date August 5, 2003                                  /s/ Joseph Gutierrez
                                                     --------------------------
                                                     Joseph Gutierrez, CEO, CFO

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

Date: August 5, 2003                                 /s/ Joseph Gutierrez
                                                     --------------------
                                                     Joseph Gutierrez, President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacific Realm, Inc. on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ Joseph Gutierrez
---------------------------
Joseph Gutierrez, President
Dated: August 5, 2003