Form 10QSB
period 2003-09-30
PACIFIC REALM INC
filed 2003-11-14
CIK 17544

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from N/A to N/A

                         Commission File Number: 0-5014

                                AEROTELESIS INC.
                                 ---------------
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

      Class                        Outstanding at September 30, 2003
Common Stock, $.00008                       5,474,826 shares
                                             ---------------
      par value                        Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes[] No[x]

AEROTELESIS INC. formerly known as PACIFIC REALM, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Financial statements are unaudited and included herein beginning on page F1 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended March 31, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending March 31, 2004. The financial statements are presented on the accrual basis.

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

Results of Operations

The Company realized a net loss of ($17,431) from operations for the three month period ended September 30, 2003 compared to a net profit of $21,268 for the three month period ended September 30, 2002. The reason for loss is the Company's increased general and administrative expenses due to the costs of complying with SEC reporting requirements. For each of the three month periods ended September 30, 2003 and 2002, respectively, the Company had revenues of $30,000, composed of consulting income. The net loss per share for the three month period ended September 30, 2003 was nil and the net profit per share for the three month period ended September 30, 2002 was $.01 per share.

The Company had costs and expenses of approximately $47,000 for the three month period ended September 30, 2003 compared to costs and expenses of approximately $9,000 for the three month period ended September 30, 2002. The Company's expenses consist of legal and professional fees and general and administrative expenses. The Company's increased expenses are due to increased operating expenses and the costs associated with periodic reporting under the federal securities laws.

The Company realized a net loss of ($16,540) from operations for the six month period ended September 30, 2003 compared to a net profit of $40,040 for the six month period ended September 30, 2002. For the six month periods ended September 30, 2003 and 2002, the Company had revenues of $60,000 for each period, composed of consulting income. The net loss per share for the six month period ended September 30, 2003 was nil compared to a net profit of $.01 for the six month period ended September 30, 2002.

The Company had costs and expenses of approximately $77,000 for the six month period ended September 30, 2003 compared to costs and expenses of approximately $20,000 for the six month period ended September 30, 2002. The Company's expenses consist of legal and professional fees and general and administrative expenses. The increase in expenses is due to the increased costs of operating as the Company's revenues have increased along with increased professional expenses due to the Company's resumption of periodic reporting under the Securities Exchange Act of 1934.

The Company's assets at September 30, 2003 were approximately $72,000 compared to assets of approximately $83,000 at March 31, 2003. The difference is due to the Company's increased operational costs which resulted in the Company expending the cash it had on hand at March 31, 2003 to pay its expenses. The Company's assets consisted of cash of approximately $300, accounts receivable of $54,000 and prepaid merger deposits of approximately $18,000 at September 30, 2003. The prepaid merger deposits are deposits that the Company made in connection with its acquisition of AeroTelesis Philippines Inc. ("ATP") which was completed in October, 2003. The Company's liabilities at September 30, 2003 were approximately $12,000 compared to liabilities of approximately $6,000 at March 31, 2003. The Company's current liabilities at September 30, 2003 and March 31, 2003 consisted of accounts payable.

Total shareholders' equity decreased from $76,886 at March 31, 2003 to $60,345 at September 30, 2003.

Liquidity and Capital Resources

As of September 30, 2003, the Company had working capital of approximately $60,000 consisting of approximately $72,000 in current assets and $12,000 in current liabilities. The Company had working capital of approximately $77,000 at March 31, 2003 consisting of assets of approximately $83,000 and $6,000 in current liabilities. The Company has adequate working capital for its current operations.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended September 30, 2003. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations.


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

                            PART II OTHER INFORMATION

Items 1 and 3 are Inapplicable

Item 2.  Changes in Securities

On September 12, 2003, the Company's Board of Directors approved a one-for-two forward stock split of the Company's common stock.

In July, 2003, the Company's Board of Directors approved the 2003 Stock Option Plan which reserved 5,000,000 shares of the Company's common stock (post-split) for issuance to officers, directors, consultants and advisors. During the quarter ended September 30, 2003, the Company issued 4,090,000 options to certain officers, directors and consultants which options are exerciseable for three years at a cost of $.02 per share of underlying common stock. Also in July, 2003, the Company's shareholders approved the 2003 Stock Option Plan.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 1, 2003, the Company's shareholders approved the 2003 Stock Option Plan.


Item 5. Other Information.

On October 2, 2003, the Company entered into an Agreement and Plan of Reorganization wherein the Company acquired AeroTelesis Philippines Inc. ("ATP"), a British Virgin Islands company. ATP became a wholly-owned subsidiary of the Company and has entered into a joint venture agreement with a company in the Philippines to deploy ATP's new and advanced wireless network in the Philippines through ATP's proprietary technology known as Ultimate Spectral Modulation ("USM"). It is anticipated that ATP will commence operations during the first quarter of 2004 with revenues expected by the second quarter of 2004. As part of this transaction, the Company changed its name to "AeroTelesis Inc." on October 22, 2003.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed during the three months ended September 15, 2003 concerning the forward stock split.

(b)  Exhibits

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AEROTELESIS INC. formerly known as
                               PACIFIC REALM, INC.


Date November 13, 2003         /s/ Joseph Gutierrez
                               Joseph Gutierrez, CEO, CFO

                        REPORT OF INDEPENDENT ACCOUNTANT


To  the  Board  of  Directors
AeroTelesis  Inc.
(a  Delaware  corporation)


We have made a review of the balance sheet of AeroTelesis Inc. (formerly Pacific Realm Inc.) as of September 30, 2003, and the related statements of operations for the three and six months period ended September 30, 2003 and 2002 and the statement of cash flows for the six months ended September 30, 2003 and 2002, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 2003, and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended; and in our report dated May 4, 2003, expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.




                                           /s/  Clyde Bailey P.C.

                                                Clyde Bailey P.C.

San  Antonio,  Texas
November  10,  2003

                                   AEROTELESIS INC.
                            (FORMERLY PACIFIC REALM INC.)
                                    BALANCE SHEETS
                                     (UNAUDITED)

                                                                         SEPTEMBER 30    MARCH 31
                                                                              2003        2003
                                                                           ----------  ----------

                                  A S S E T S
                                ----------------
  Current Assets:
-----------------
  Cash                                                                     $     280   $  12,989
  Accounts Receivable                                                         54,000      70,000
  Prepaid Merger Deposits                                                     18,105           -
                                                                           ----------  ----------
      Total Current Assets                                                    72,385      82,989



                                                                           ----------  ----------
      Total Assets                                                         $  72,385   $  82,989
                                                                           ==========  ==========


        L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y
      ---------------------------------------------------------------------

  Current Liabilities
  -------------------
  Accounts Payable                                                         $  12,040   $   6,103
                                                                           ----------  ----------

      Total Current Liabilities                                               12,040       6,103

  Commitments and Contigencies                                                     -           -
  ----------------------------


  Stockholders' Equity
  ---------------------------------
  Preferred Stock,  $.0001 par value,  2,000,000 shares                            -           -
    authorized;  none issued and outstanding
  Common stock,  $.00008 par value,  200,000,000 shares                          438         438
    authorized; 5,474,826 shares issued and *
    outstanding
  Additional paid-in capital                                                 972,871     972,871
  Accumulated deficit                                                       (912,964)   (896,423)
                                                                           ----------  ----------


      Total Stockholders' Equity                                              60,345      76,886
                                                                           ----------  ----------

      Total Liabilities and Stockholders'  Equity                          $  72,385   $  82,989
                                                                           ==========  ==========

    * Retroactively Restated


                See accompanying notes to Financial Statements.


                                AEROTELESIS INC.
                          (formerly Pacific Realm Inc.)
                            Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended                   Six Months Ended
                                                          September 30                         September 30
                                               ------------------------------------------------------------------
                                                      2003               2002             2003            2002
                                               ------------------     -----------------------------   -----------

Revenues:
        Revenue                                          $ 30,000         $ 30,000         $ 60,000      $ 60,000
                                                ------------------    ------------------------------  ------------

             Total revenues                                30,000           30,000           60,000        60,000

Operating Expenses:
        Legal & Professional                               41,245            6,750           66,621        16,304
        General and Administrative                          6,186            1,982            9,919         3,656
                                                 ------------------   ------------------------------- -------------

                                                           47,431            8,732           76,540        19,960
                                                ------------------    ------------------------------  ------------

             Income (Loss) from operations                (17,431)          21,268          (16,540)       40,040
                                                ------------------    ------------------------------  ------------

Provision for Income Taxes:
        Income Tax Benefit (Expense)                            -                -                -             -



             Net Income (Loss)                          $ (17,431)        $ 21,268        $ (16,540)     $ 40,040
                                                 ==================   =============================== =============

Loss per common share:

             From operations                              $ (0.00)          $ 0.00          $ (0.00)       $ 0.01

                                                ------------------    ------------------------------  ------------

Weighted average common shares outstanding              5,474,826        5,474,826        5,474,826     5,474,826
                                                 ==================   =============================== =============

             Retroactively Restated


                See accompanying notes to Financial Statements.


                                AEROTELESIS INC.
                          (FORMERLY PACIFIC REALM INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Six Months Ended
                                                         September 30
                                                      --------------------

                                                        2003       2002
                                                      ---------  ---------
Cash Flows from Operating Activities:
Net Income                                            $(16,540)  $ 40,040


Adjustments to Reconcile net loss to net cash
  provided by (used in) operating activities:
    Changes in operating assets and liabilities:
      Accounts Payable                                   5,936      3,267
      Accounts Receivable                               16,000    (37,500)
                                                      ---------  ---------
Net Cash provided by (used in) Operating Activities   $  5,396   $  5,807

Cash Flows from Investing Activities:
    Prepaid Merger Deposits                            (18,105)         -
                                                      ---------  ---------
Net Cash provided by (used in) Investing Activities   $(18,105)  $      -

Cash Flows from Financing Activities:
    Loan Payable, stockholder                                -          -
                                                      ---------  ---------
Net Cash provided by (used in) Financing Activities   $      -   $      -

Net Increase (Decrease) in cash and cash equivalents   (12,709)     5,807

Cash at beginning of year                             $ 12,989   $      -
                                                      =========  =========

Cash at end of year                                   $    280   $  5,807
                                                      =========  =========

Supplemental disclosure:
    Total interest paid                               $      -   $      -
                                                      =========  =========

                See accompanying notes to Financial Statements.

                                AeroTelesis, Inc.
                          Notes to Financial Statements

NOTE  1-  BASIS  OF  PRESENTATION
---------------------------------

GENERAL
-------
The consolidated unaudited interim financial statements of the Company as of September 30, 2003 and for the three and six months ended September 30, 2003 and 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2003 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2003 and March 31, 2003, and the results of their operations for the three and six months ended September 30, 2003 and 2002, and their cash flows for the six months ended September 30, 2003 and 2002.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of March 31, 2003 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

ORGANIZATION
------------
AeroTelesis, Inc. ("the Company") was incorporated under the laws of the State of Delaware in 1968 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The company has a total of 200,000,000 authorized common shares with a par value of $.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 5,474,826 common shares issued and outstanding and no preferred shares issued and outstanding as of September 30, 2003. The Company filed an amendment of its Certificate of Incorporation with the State of Delaware to increase the authorized shares from 20,000,000 authorized common shares to 200,000,000 authorized shares and to change its par value from $.0001 to $.00008 in March 2003. Also, on September 12, 2003, the Company approved a one-to-two forward stock split of the common stock shares. Additionally, the Company, on October 22, 2003, filed an amendment to the Articles of Incorporation with the State of Delaware to change the name of the Company to AeroTelesis, Inc.


                 [ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                AeroTelesis, Inc.
                          Notes to Financial Statements

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CON'T)
-------------------------------------------------------------------
ACCOUNTING  METHOD
------------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when consulting engagements have been earned and completed and expenses when incurred on the related consulting engagements. Since the consulting engagements are usually less than one year, the Company recognizes its revenues when the engagements are completed. This method is used because the typical contract is completed in six months or less and does not contain a refund provision in the contract An engagement is considered complete when all costs except significant items have been incurred. Revenues from time contracts are recognized currently as the work is performed. Losses on contract are recognized by expenses the actual expenses on the completed job.

EARNINGS  PER  COMMON  SHARE
----------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of September 30, 2003.

NOTE  2  -  COMMON  STOCK
-------------------------

The company has a total of 200,000,000 authorized common shares and 2,000,000 preferred shares with a par value of $.00008 per share and with 5,474,826 common shares issued and outstanding and no preferred shares issued and outstanding as of September 30, 2003.

In August 2002, the Board of Directors authorized a 20 to 1 reverse split of the Company's common stock. In January 2003, the Board of Directors authorized a 3 to 1 forward split of the Company's common stock. The result of this forward split increased the outstanding shares from to 911,356 outstanding common shares to 2,737,413 outstanding common shares after adjusting for fractional shares.

On September 12, 2003, the Board of Directors authorized a 1 to 2 forward split of the Company's common stock. The result of this forward split increased the outstanding shares from to 2,737,413 outstanding common shares to 5,474,826 outstanding common shares after adjusting for fractional shares. These financial statements reflect this forward split of common shares.

On July 1, 2003, the Board of Directors approved the "2003 Stock Option Plan" ("Stock Option Plan") for a total of 5,000,000 options (as adjusted for the forward split). The plan calls for the options to be issued as an incentive to employees and to be issued at fair market value at the date of grant. The options are to be for a term of ten years and no options are to be issued after August 31, 2010. The Board of Directors granted a total of 4,090,000 stock options to founding directors and key management individuals. The options have an exercise price of $.02 per share.

                                AeroTelesis, Inc.
                          Notes to Financial Statements

NOTE  3  -  COMMITMENT  AND  CONTINGENCIES
------------------------------------------

The  Company  has  not recognized any commitments or contingencies at this time.

NOTE  4  -  SUBSEQUENT  EVENTS
------------------------------

The Company, on October 22, 2003, filed an amendment to the Articles of Incorporation with the State of Delaware to change the name of the Company to AeroTelesis, Inc. The financial statements and notes presented in this Form 10QSB reflect this name change.

On October 2, 2003, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with AeroTelesis Ltd. ("ATL"), a British Virgin Islands company, whereby the Company issued 75,000,000 shares of "restricted securities" (common stock) to ATL in exchange for, among other things, all assets and operations of ATL's wholly-owned subsidiary, AeroTelesis Philippines, Inc. ("ATP"), a British Virgin Islands company, in consideration of the exchange of 100% of the issued and outstanding shares of ATP. ATL also gave a right of first refusal to the Company to acquire operations in other developing nations, primarily in Southeast Asia, Central and South America and the Middle East. The shares to be issued to ATL amount to approximately 92% in the aggregate of the post-Agreement outstanding voting securities of the Company.

There are no other subsequent events that warrant disclosure in these financial statements.

                 [ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


CERTIFICATION

I, Joseph Gutierrez, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of AeroTelesis Inc. formerly known as Pacific Realm, Inc.; 2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls. 6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2003
                                                     /s/ Joseph Gutierrez
                                                     Joseph Gutierrez, President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AeroTelesis Inc. formerly known as Pacific Realm, Inc. on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ Joseph Gutierrez
Joseph Gutierrez, President
Dated: November 12, 2003