Form 10QSB
period 2003-12-31
AEROTELESIS INC
filed 2004-02-20
CIK 17544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2003

                                       or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from N/A to N/A


                         Commission File Number: 0-5014


                                AEROTELESIS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


         Delaware                                              95-2554669
 ------------------------------                          ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                          Identification Number)


             1554 Sepulveda Blvd. Suite #118, Los Angeles, CA 90025
             ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


Issuer's telephone number:  (310) 235-1727
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

      Class                        Outstanding at December 31, 2003
Common Stock, $.00008                       80,474,826 shares
      par value                        Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes[] No[x]

AEROTELESIS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Financial statements are unaudited and included herein beginning on page F1 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended March 31, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended December 31, 2003 are not necessarily indicative of results that may be expected for the year ending March 31, 2004. The financial statements are presented on the accrual basis.

                        REPORT OF INDEPENDENT ACCOUNTANT


To the Board of Directors
AeroTelesis Inc.
(a Delaware corporation)

We have made a review of the balance sheet of AeroTelesis Inc. (formerly Pacific Realm Inc.) as of December 31, 2003, and the related statements of operations for the three and nine months period ended December 31, 2003 and 2002 and the statement of cash flows for the nine months ended December 31, 2003 and 2002, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 2003, and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended; and in our report dated May 4, 2003, expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


                                            /s/ Clyde Bailey P.C.
                                            Clyde Bailey P.C.

San Antonio, Texas
February 12, 2004

                                AEROTELESIS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                 DECEMBER 31         MARCH 31
                                                                     2003              2003
                                                                 -----------        -----------
                                   A S S E T S

    Current Assets:
    Cash                                                         $    67,092        $    12,989
    Accounts Receivable                                               41,500             70,000
                                                                 -----------        -----------
               Total Current Assets                                  108,592             82,989

    Other Assets:
    Deposit                                                            8,850
    License                                                        1,688,684                 --
                                                                 -----------        -----------
               Total Other Assets                                  1,697,534                 --
                                                                 -----------        -----------
               Total Assets                                      $ 1,806,126        $    82,989
                                                                 ===========        ===========


       L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y

    Current Liabilities
    Accounts Payable                                             $    41,594        $     6,103
    Advance from Shareholder                                         101,000                 --
                                                                 -----------        -----------
               Total Current Liabilities                             142,594              6,103


    Commitments and Contigencies                                          --                 --

    Stockholders' Equity
    Preferred Stock,  $.0001 par value,  2,000,000 shares                 --                 --
           authorized;  none issued and outstanding
    Common stock,  $.00008 par value,  200,000,000 shares              6,438                219
           authorized; 80,474,826 shares issued and
           outstanding
    Additional paid-in capital                                     2,579,097            973,236
    Accumulated deficit                                             (922,003)          (896,569)
                                                                 -----------        -----------

               Total Stockholders' Equity                          1,663,532             76,886
                                                                 -----------        -----------

               Total Liabilities and Stockholders'  Equity       $ 1,806,126        $    82,989
                                                                 ===========        ===========

                See accompanying notes to Financial Statements.

                               AEROTELESIS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended                       Nine Months Ended
                                                           December 31                              December 31
                                                 --------------------------------       --------------------------------
                                                     2003                2002              2003                 2002
                                                 ------------        ------------       ------------        ------------
Revenues:
       Revenue                                   $     30,000        $     30,000       $     90,000        $     90,000
                                                 ------------        ------------       ------------        ------------
           Total revenues                              30,000              30,000             90,000              90,000

Operating Expenses:
       Legal & Professional Fees                       26,120               9,563             92,741              25,867
       General and Administrative                      12,920               2,232             22,839               5,888
                                                 ------------        ------------       ------------        ------------

                                                       39,040              11,795            115,580              31,755
                                                 ------------        ------------       ------------        ------------

           Income (Loss) from operations               (9,040)             18,205            (25,580)             58,245
                                                 ------------        ------------       ------------        ------------
Provision for Income Taxes:
       Income Tax Benefit (Expense)                        --                  --                 --                  --

           Net Income (Loss)                     $     (9,040)       $     18,205       $    (25,580)       $     58,245
                                                 ============        ============       ============        ============

Loss per common share:
           From operations                       $      (0.00)       $       0.00       $      (0.00)       $       0.01
                                                 ------------        ------------       ------------        ------------

Weighted average common shares outstanding         80,474,826           5,474,826         42,974,826           5,474,826
                                                 ============        ============       ============        ============

                See accompanying notes to Financial Statements.

                                AEROTELESIS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine Months Ended
                                                                  December 31
                                                           --------------------------
                                                             2003              2002
                                                           ---------        ---------
Cash Flows from Operating Activities:
Net Income                                                 $ (25,580)       $  58,245

Adjustments to Reconcile net loss to net cash
     provided by (used in) operating activities:
        Changes in operating assets and liabilities:
           Accounts Payable                                   35,491            5,786
           Deposit                                            (8,850)              --
           Accounts Receivable                                28,500          (57,000)
                                                           ---------        ---------
Net Cash provided by (used in) Operating Activities        $  29,561        $   7,031

Cash Flows from Investing Activities:
        License                                              (76,458)              --
                                                           ---------        ---------

Net Cash provided by (used in) Investing Activities        $ (76,458)       $      --

Cash Flows from Financing Activities:
        Loan Payable, stockholder                            101,000               --
                                                           ---------        ---------
Net Cash provided by (used in) Financing Activities        $ 101,000        $      --

Net Increase (Decrease) in cash and cash equivalents          54,103            7,031

Cash at beginning of period                                $  12,989        $      --
                                                           =========        =========

Cash at end of period                                      $  67,092        $   7,031
                                                           =========        =========

Supplemental disclosure:
        Total interest paid                                $      --        $      --
                                                           =========        =========

                See accompanying notes to Financial Statements.

                                AEROTELESIS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1- BASIS OF PRESENTATION

GENERAL

The consolidated unaudited interim financial statements of the Company as of December 31, 2003 and for the three and nine months ended December 31, 2003 and 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2003 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2003 and March 31, 2003, and the results of their operations for the three and nine months ended December 31, 2003 and 2002, and their cash flows for the nine months ended December 31, 2003 and 2002.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of March 31, 2003 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

ORGANIZATION

AeroTelesis, Inc. ("the Company") was incorporated under the laws of the State of Delaware in 1968 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The company has a total of 200,000,000 authorized common shares with a par value of $.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 80,474,826 common shares issued and outstanding and no preferred shares issued and outstanding as of December 31, 2003. The Company filed an amendment of its Certificate of Incorporation with the State of Delaware to increase the authorized shares from 20,000,000 authorized common shares to 200,000,000 authorized shares and to change its par value from $.0001 to $.00008 in March 2003. Also, on September 12, 2003, the Company approved a one-to-two forward stock split of the common stock shares. Additionally, the Company, on October 22, 2003, filed an amendment to the Articles of
Incorporation with the State of Delaware to change the name of the Company to AeroTelesis, Inc.


                 [ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                AEROTELESIS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when consulting engagements have been earned and completed and expenses when incurred on the related consulting engagements. Since the consulting engagements are usually less than one year, the Company recognizes its revenues when the engagements are completed. This method is used because the typical contract is completed in six months or less and does not contain a refund provision in the contract. An engagement is considered complete when all costs except significant items have been incurred. Revenues from time contracts are recognized currently as the work is performed. Losses on contract are recognized by expenses the actual expenses on the completed job.

EARNINGS PER COMMON SHARE

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of December 31, 2003.


NOTE 2 - COMMON STOCK

The company has a total of 200,000,000 authorized common shares and 2,000,000 preferred shares with a par value of $.00008 per share and with 80,474,826 common shares issued and outstanding and no preferred shares issued and outstanding as of December 31, 2003.

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


NOTE 2 - COMMON STOCK CON'T

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

GENERAL

AeroTelesis, Inc. formerly known as Pacific Realm, Inc. (the "Company") was incorporated in Delaware on August 26, 1968 as Continental Convalescent Centers, Inc. The Company subsequently changed its name to Century Convalescent Centers, Inc., National Health Services, Inc., Carex International, Inc. and Medica USA, Inc. On July 6, 1984, the Company changed its name to "Pacific Realm, Inc." The Company was inactive and dormant from 1990 through 2000. In 2000, the Company began limited operations and began seeking consulting opportunities to advise companies interested in establishing telecom business in the Pacific Rim as well as South America and other less-developed areas of the world.

The Company was previously in the health care industry and briefly in the gold mining business. Those operations were ultimately unsuccessful. From 1989 through 2000, the Company had no revenues, operating profits or any identifiable assets which could be attributable to any industry segment.

As of December 31, 2003, the Company had no employees. The Company engages outside independent contractors to perform some of its consulting work and pays those contractors directly. The Company anticipates that it will begin hiring employees during 2004, some of whom may have previously been consultants to the Company.

In October, 2003, the Company acquired all the issued and outstanding shares of AeroTelesis Philippines, Inc., a British Virgin Islands company ("ATP"), in exchange for the issuance of 75,000,000 shares of the Company's common stock to the shareholder of ATP, AeroTelesis, Ltd. ("ATL"). The Company also acquired the right of first refusal from ATL to acquire operations in other developing nations, primarily in Southeast Asia, Central and South America and the Middle East. As a result of this transaction, ATL acquired approximately 92% of the issued and outstanding shares of common stock of the Company. As a result of this transaction, ATP became a wholly-owned subsidiary of the Company.

As a result of its acquisition of ATP, the Company is in the process of becoming a wireless telecommunication company that provides powerful, next- generation technologies for the delivery of voice, data and video in applications including mobile cellular, wireless broadband, VoIP, and satellite communication. The core of the Company's technology platform is a patented modulation technique known as Ultimate Spectral Modulation (USM). As part of its acquisition of ATP, the Company has a license to utilize this technology in the Philippines.

USM is technology that greatly increases spectral and frequency efficiency in wireless applications. USM is, by its nature, designed to avoid bottlenecks with high quality data transmission channels with data throughput rates higher than that conventional modulation techniques. The Company is targeting high- growth sectors of global telecom market and expects to launch commercial operations in mid-2004.

Results of Operations

The Company realized a net loss of ($9,040) from operations for the three month period ended December 31, 2003 compared to a net profit of $18,205 for the three month period ended December 31, 2002. For the three month periods ended December 31, 2003 and 2002, the Company had revenues of $30,000, composed of consulting income. The net loss per share for the three month period ended December 31, 2003 was nil per share compared to a net profit per share of nil for the three month period ended December 31, 2002.

The Company had costs and expenses of approximately $39,040 for the three month period ended December 31, 2003 compared to costs and expenses of approximately $12,000 for the three month period ended December 31, 2002. The Company's expenses consist of legal and professional fees, consulting fees and general and administrative expenses. The increase in expenses is due to the increased costs of operations as a result of the Company's acquisition of AeroTelesis Philippines Inc. ("ATP") during the quarter ended December 31, 2003.

The Company realized a net loss of ($25,580) from operations for the nine month period ended December 31, 2003 compared to a net profit of $58,245 for the nine month period ended December 31, 2002. For the nine month periods ended December 31, 2003 and 2002, the Company had revenues of $90,000, composed of consulting income. The net loss per share for the nine month period ended December 31, 2003 was nil compared to a net profit per share for the nine month period ended December 31, 2002 of $.01 per share.

The Company had costs and expenses of approximately $116,000 for the nine month period ended December 31, 2003 compared to costs and expenses of approximately $32,000 for the nine month period ended December 31, 2002. The Company's expenses consist of legal and professional fees, consulting fees and general and administrative expenses. The increase in expenses is due to the increased costs of operations since the Company's acquisition of ATP.

The Company's assets at December 31, 2003 were approximately $1,806,000 compared to assets of approximately $83,000 at March 31, 2003. The difference is due to the Company's acquisition of ATP. At December 31, 2003, the Company had current assets of approximately $109,000 consisting of cash of approximately $67,000 and accounts receivable of $41,500. The Company's other assets were a deposit with its landlord of approximately $8,850 and the cost of the license it acquired in connection with its acquisition of ATP which is reflected on the Company's balance sheet at approximately $1,689,000. At March 31, 2003, the Company's assets consisted of accounts receivable of $70,000 and cash of approximately $13,000.

The Company's liabilities at December 31, 2003 were approximately $143,000 compared to liabilities of approximately $6,000 at March 31, 2003. The Company's current liabilities at December 31, 2003 consisted of accounts payable of approximately $42,000 and an advance from a shareholder in the amount of $101,000. The Company's liabilities at March 31, 2003 consisted of accounts payable of approximately $6,000.

Total shareholders' equity increased from $76,886 at March 31, 2003 to $1,663,532 at December 31, 2003. This increase is due to the Company's acquisition of ATP.


Liquidity and Capital Resources

As of December 31, 2003, the Company had negative working capital of approximately ($34,000) consisting of $109,000 in current assets and approximately $143,000 in current liabilities. The Company had working capital of approximately $77,000 at March 31, 2003 consisting of current assets of approximately $83,000 and $6,000 in current liabilities. The Company has adequate working capital for its current operations and believes that once it commences operations, revenues will provide additional sources of working capital.


Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended December 31, 2003. Further, inflation is not expected to have any significant effect on future operations of the Company.


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


ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

Items 1, 2, 3 and 5 are Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.

In October, 2003, in connection with the Company's acquisition of ATP, the Company sought and received shareholder approval to change the Company's name from "Pacific Realm, Inc." to "AeroTelesis, Inc.". Accordingly, on October 22, 2003, the Company filed an amendment to its Articles of Incorporation changing its name accordingly.

Item No. 6 Exhibits and Reports on Form 8-K

(a) The following reports on Form 8-K were filed during the three months ended December 31, 2003:

(i) October 10, 2003 Form 8-K reporting items 1,2 and 7;

(ii) November 14, 2003 From 8-K reporting Item 5; and

(iii) December 17, 2003 Form 8-K/A amending October 10, 2003 Form 8-K (filed financial statements of acquired business).

(b) Exhibits

Exhibit Number                              Name of Exhibit

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AEROTELESIS, INC. Formerly known as
                                    PACIFIC REALM, INC.

Date February 19, 2004              /s/ Joseph Gutierrez
                                    -----------------------------------
                                    Joseph Gutierrez, President and CFO