Form 10KSB
period 2004-03-31
AEROTELESIS INC
filed 2004-07-14
CIK 17544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

                         Commission File Number: 0-5014
                                                ------

                                AEROTELESIS, INC.
                                -----------------
                 (Name of Small Business Issuer in its charter)

     Delaware                                            95-2554669
     --------                                            ----------
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                      Identification Number)

            1554 S. Sepulveda Blvd. Suite #118, Los Angeles CA 90025
            --------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number:  (310) 235-1727
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

Yes |X| No |_|

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

State Issuer's Revenues for its most recent fiscal year: $120,000

The number of shares outstanding of the Company's $.00008 Par Value Common Stock, as of March 31, 2004 were 81,288,658. The aggregate number of shares of the voting stock held by non-affiliates on March 31, 2004 was 5,474,826. The market value of these shares, computed by reference to the market closing price on June 30, 2004 was $35,586,369. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

ITEM 1. BUSINESS

OVERVIEW

aeroTelesis, Inc. (the "Company") is an international telecommunications company which intends to provide next generation telecommunications technologies and services. The Company's targeted application markets for its services include satellite communications, mobile communications, Voice over Internet Protocol
(VoIP), and other broadband applications. At this time, the Company is targeting the launch of its technology and services in the global satellite and VoIP network services markets.

The Company's core technology platform is a licensed modulation method known as Ultra Spectral Modulation (USM). USM is a technology that significantly increases spectral efficiency in wireless applications and provides for high-speed and high-capacity networks at substantially lower cost relative to existing wireless technologies. USM is designed to avoid bottlenecks by providing data transmission channels with higher quality and throughput rates than those of conventional modulation techniques.

The Company intends to launch its first commercial service, VoIP network services, in the second half of 2004. It plans to deploy USM technology for use in satellite communications in 2005. aeroTelesis eventually plans to deploy wireless networks for mobile voice and data services utilizing USM in the manner that GSM (Global System for Mobile Communications) and CDMA (Code Division Multiple Access) have been utilized to deploy the majority of wireless networks existing today.

ORGANIZATIONAL HISTORY

Formerly known as Pacific Realm, Inc., the Company was incorporated in Delaware on August 26, 1968 as Continental Convalescent Centers, Inc. and was involved in the health care industry. The Company subsequently changed its name to Century Convalescent Centers, Inc., National Health Services, Inc., Carex International, Inc. and Medica USA, Inc. On July 6, 1984, the Company changed its name to "Pacific Realm, Inc." when it entered into the gold mining business. Those operations were ultimately unsuccessful and terminated. The Company was inactive and dormant from 1989 through 2000. During this period, the Company did not have revenues, operating profits or any identifiable assets attributable to any industry segment. In 2000, the Company began limited operations and began seeking opportunities to consult to companies interested in establishing telecom businesses in the Asia-Pacific region as well as in Latin America and other less-developed areas of the world.

In October 2003, the Company acquired all issued and outstanding shares of Aerotelesis Philippines, Inc. ("ATP"), a British Virgin Islands company, in exchange for the issuance of 75,000,000 shares of the Company's common stock to the sole shareholder of ATP, Nations Mobile Networks Ltd. ("Nations"), formerly known as Aerotelesis Ltd. ("ATL"). As a result of this transaction, ATP is a wholly-owned subsidiary of the Company and Nations now holds approximately 81% of the fully diluted outstanding shares of common stock of the Company.

The Company's headquarters are located in Los Angeles, California. The Company's primary mailing address is 1554 S. Sepulveda Blvd., Suite 118, Los Angeles, California, 90025. We can be reached by telephone at (310) 235-1727, and our website address is www.aerotelesis.com.

NEXT GENERATION TELECOMMUNICATIONS SERVICES

There are several next generation telecommunications applications that aeroTelesis is developing into a comprehensive portfolio of services that can be offered to several markets, all of which the Company believes to have substantial growth prospects.

VOICE OVER INTERNET PROTOCOL (VOIP) NETWORK SERVICES

The Company is targeting the launch of its first commercial services in the second half of 2004, beginning with VoIP network services delivering voice traffic for customers in the United States, Asia and other international markets. VoIP is an alternative to services provided by traditional telephone carriers. VoIP technology converts voice into data packets, sends the packets over data networks and reconverts them into voice at the receiving end. A VoIP network can be shared simultaneously by multiple users for voice, data and video unlike traditional telephone networks which use dedicated circuits for each telephone call. As such, VoIP networks are more efficient than a dedicated circuit network which is restricted by the traditional telephone network's one-call, one-line limitation. This improved efficiency creates cost savings that can be passed on to the consumer in the form of lower rates or retained by the VoIP service provider.

The VoIP industry has grown from the early days of calls made through personal computers. According to market research firm Insight Research, VoIP-based services will grow from $13.0 billion in 2002 to nearly $197.0 billion in 2007, representing a significant opportunity for VoIP providers. According to the World Trade Organization, at least half of its member governments around the world have committed to telecommunications deregulation, opening new markets and fostering competition with incumbent telecommunications providers.

The primary drivers of growth in VoIP are:

      o     the demand by consumers for lower cost phone service;

      o the improvements in quality and reliability of VoIP calls fueled by advances in technology, development of the network, and increased supply of inexpensive bandwidth capacity;

      o     the  continued  deregulation  of the  telecommunications  industries
            domestically   and   internationally,   resulting   in  new   market
            opportunities for VoIP services;

      o the product innovations and increased amount of features, such as video conferencing and multimedia applications, among others, allowing VoIP providers to offer services not currently offered by traditional telephone service companies; and,

      o     the increasing demand for national and  international  long distance
            communication   services  driven  by  the  increased   mobility  and
            globalization of the workforce.

As a result of these developments, consumers, enterprises and telecommunication service providers are utilizing and offering services based on VoIP. Consumers are using VoIP-enabled services, such as calling cards and IP telephones, to realize cost savings on national and international long distance calls. Enterprises are reducing telephony expenses by using VoIP to link their workforce within offices and around the world via privately secured, cost effective IP networks. VoIP enables telecommunication service providers to reduce their network costs and to deliver new value-added products and services that cannot be supported by traditional telephone networks.

Accordingly, the Company's first initiative will be to establish VoIP network services for customers in the United States and Southeast Asia. aeroTelesis is licensed by the U.S. Federal Communications Commission (FCC) under Section 214 of the 1996 U.S. Communications Act to provide international telephone service as a facilities-based international common carrier. The Company maintains network facilities in Los Angeles and plans to expand with additional Points of Presence ("POPs") in major cities in the U.S. and Canada. Additionally, aeroTelesis is in the process of filing for a Competitive Local Exchange Carrier
(CLEC) license. The CLEC license would allow the Company to provide basic local exchange telecommunications services through its own facilities and/or leased facilities. In the future, the Company plans to launch VoIP services in the Philippines and Indonesia in conjunction with local partners in such countries.

Through existing network facilities, aeroTelesis currently has the capability to provide IP solutions to customers interested in subscribing to VoIP services. In future stages, aeroTelesis plans to expand its network to offer prepaid calling cards and other wholesale services that will provide international voice traffic termination capabilities. aeroTelesis intends to offer IP solutions for enterprise and other customers interested in maintaining their own network in-house.

We cannot assure you, however, that we will be successful in establishing additional POPs or in receiving approval for the CLEC license. We cannot assure you that we will be successful in eventually expanding our services to include prepaid calling cards and other wholesale services. We also cannot assure you that we will be successful in our plans to launch VoIP services in the Philippines and Indonesia with local partners or that we will be successful in generating significant future revenue for the Company from any of these partnerships.

USM BASED PRODUCTS AND SERVICES

SATELLITE COMMUNICATIONS. In 2005, the Company, through its wholly-owned subsidiary aeroSat, Inc. ("aeroSat"), a Delaware corporation, intends to deploy USM technology for use in satellite communications services, focusing on fixed satellite and direct broadcast satellite (DBS) or direct-to-home (DTH) services in Southeast Asia and other key markets. In these target markets, the Company plans to deploy USM technology in the satellite systems of strategic partners with existing operations. Such systems, in general, comprise of an earth-orbiting satellite which has several transponders. Satellite transponders function as a receiver, amplifier and transmitter of microwave signals from and back to earth. A conventional transponder can typically provide several analog channels, 6 to 8 standard-definition digital TV channels, and 2 high-definition
(HDTV) channels. Our preliminary test results indicate that USM technology can potentially be developed and integrated into existing satellite network infrastructure to provide numerous additional channels per transponder enabling current service providers to reduce total per transponder costs by a substantial factor and, therefore, would enable satellite operators to offer a greater variety of programming and services to customers at more competitive prices. Additionally, USM technology could make HDTV viable on a larger and more economical scale. HDTV is currently limited by the lack of bandwidth on conventional transponders.

According to consulting firm Futron Corp., the global satellite services market in 2003 was valued at $55.9 billion and has more than tripled in size from a total market value of $15.8 billion in 1996. Although the market for commercial satellite communications products and services experienced a slowdown during the last two years due to the global economic environment, we believe there are noteworthy opportunities emerging in the near future to provide high-speed satellite links, especially with the use of USM. We believe that the demand for satellite communication products may increase as a result of the following factors:

      o World-wide demand for communications services in general, and broadband data networks in particular;

      o Improving cost-effectiveness of satellite communications for many uses;

      o Recent technological advancements which broaden applications for and increase the capacity and efficiency of satellite based networks; and,

      o     Global    deregulation   and   privatization   of   government-owned
            telecommunications carriers.

Accordingly, aeroSat is currently beginning the commercialization process of a product which integrates USM into the existing satellite network infrastructure. aeroSat intends to either sublicense to or partner with satellite service providers for the use of USM technology in existing satellite systems and generate revenues via either a royalty or profit-sharing agreement with existing satellite operators.

We cannot assure you, however, that we will be successful in sublicensing or partnering with satellite service provider for the use of USM technology in existing satellite systems, nor can we assure you that we will be able to generate significant revenue from royalties and/or profit-sharing arrangements with such providers.

Commercial communications satellites are used for a variety of global communications applications, either as a substitute for or as a complement to the capabilities of terrestrial networks, including land and submarine fiber optic networks. With lower underlying costs using USM technology, satellite service providers will be able to provide fiber-optic-like capacity at very competitive rates. As such, the Company is focused on those segments of the satellite services industry which compete most directly with terrestrial networks. These segments include:

      Fixed Satellite Services

Service providers in the fixed satellite services sector provide communications links between fixed points on the earth's surface. These services include the provision of satellite capacity between two fixed points, referred to as point-to-point services, and the simultaneous provision of satellite capacity from one fixed point to multiple fixed points, referred to as point-to-multipoint services. Point-to-point applications include telephony, video contribution and data transmission, such as Internet backbone connectivity. Point-to-multipoint applications include broadcast television and corporate networks. In conjunction with in-country strategic partners in our target markets, we expect to deploy USM technology for use in fixed satellite services in order to provide significantly increased capacity to telephone and Internet service providers, broadcast TV networks and corporate networks.

      Broadband Services

Broadband satellite services can provide the much needed "last-mile", high-speed Internet access to customers in areas unserved or underserved by terrestrial alternatives, such as digital subscriber line (DSL) and cable. Next generation broadband satellite service providers are expected to create demand in the market through, among other things, the introduction of less expensive consumer hardware and new broadcast services (with the use of new spectrum, including the Ka-band frequencies) which aim to make transmissions cheaper and faster. Satellite operators today still face many technical and economic hurdles in effectively competing with DSL and cable, but nevertheless continue to push forward with broadband initiatives, an indication of their intent to increase their portfolio beyond broadcast TV services and into broadband Internet and voice services.

In conjunction with strategic partners in our target markets, we believe USM technology may provide consumers and enterprises broadband access through satellites at an affordable price and thereby stimulate demand for broadband satellite services.

      Direct Broadcast Services (DBS)/Direct-To-Home (DTH) Services

Direct broadcast services (DBS), or direct-to-home (DTH) services, broadcast a television signal directly to consumers' homes and permit a high-quality broadcast of a large number of channels. Due to the point-to-multipoint capabilities of satellite, DBS has a competitive advantage in areas that do not have access to digital cable or high-quality terrestrial infrastructure. We plan to deploy USM technology, in conjunction with strategic partners in our target markets, in order to significantly increase satellite capacity to providers of DBS services as well as distributors of DTH programming.

      Other Segments

While the Company is focused on those segments of the satellite services industry which compete most directly with terrestrial networks, the Company recognizes the application of USM technology in other segments which include:

      Digital Audio Radio Services (DARS)

Satellite radio, or digital audio radio service (DARS), offers programmers a wide-reaching distribution platform for digital quality sound and numerous channels of programming. USM technology can be used to provide significantly increased capacity to providers of DARS.

      Mobile Satellite Services

Mobile satellite services provide voice, data, global positioning system (GPS) and radio broadcasting services to mobile terminals. Recent efforts to develop mass market mobile satellite telephony systems using customized satellites have been largely unsuccessful due to problems with technology and slow customer uptake. USM technology could resolve such problems and re-stimulate customer uptake.

MOBILE VOICE AND DATA NETWORKS. Through the deployment of USM technology, aeroTelesis aims to become a low-cost provider of high-quality wireless services. The Company is primarily focused on deploying USM technology in new mobile wireless voice and data networks in developing markets where there is significant opportunity for rapid growth due to low mobile penetration and substantial demand for basic voice telephony services. In such markets, which include Southeast Asia, Latin America, and select regions in the Middle East and Africa, USM aims to provide a technology "leap-frog" to an advanced generation of wireless services. More importantly, USM would provide for advantages, such as:

      o Increasing voice and data capacity significantly with less network infrastructure

      o Being able to deploy high-speed data and voice services using lower level frequencies which provide for greater signal propagation and more efficient network design

      o     Reducing   capital   expenditure   for  the   implementation   of  a
            "greenfield" (brand new) network

These and other technical advantages created by the spectral efficiency of USM would enable the Company (and other mobile operators utilizing USM) to operate with a lower cost base, leading to more attractive pricing to potential customers. The cost-reducing benefits provided by USM would be attractive to the price-sensitive, "second-tier" consumers who represent a major market segment of developing countries. The value proposition of a USM mobile network is its ability to provide the mobile subscriber high network quality and premium services which are more competitively priced than what is currently offered by existing wireless technologies.

While the mobile telephone industry is well-established in the developed world, the mobile telephone industry in the developing world is still in its infancy. aeroTelesis believes that mobile telephony will grow rapidly in developing countries because of the poor quality of existing wire-line service, the unsatisfied demand for basic telephone service and the increasing demand from users who want the convenience of mobile telephones. In some countries, the mobile telephone network provides significantly improved access to the local and international wire-line network compared with the existing wire-line service. In addition, developing countries are expected to benefit both from better technology and lower equipment costs than those at comparable stages of market development in developed countries. Penetration rates (the number of subscribers per 100 people) are substantially lower in developing countries than in developed countries. Consequently, aeroTelesis believes that its target markets offer higher growth potential.

The Company is targeting the deployment of USM technology in new wireless voice and data networks in the 2005-2006 timeframe, beginning in the Philippines and followed by other countries in Southeast Asia, where there is an estimated existing population of over 600 million people. Because of the network efficiency that may be achieved by USM technology, infrastructure and maintenance costs are expected to be lower relative to traditional network infrastructure costs. This would allow the Company to price its services at a lower cost relative to existing competitors. The Company believes its low-cost value proposition will position the Company well to benefit from the increasing demand for mobile voice services in developing markets and to penetrate into the "second tier" customer bases in many of these markets.

The Company is also targeting utilization of USM in mobile services as an alternative to the existing GSM/GPRS and CDMA/CDMA EV-DO and EV-DV pathways to wideband CDMA. We expect to initially market USM as a new standard to emerging economies and, over time, as the technology matures and establishes greater market presence in these regions, we intend to eventually market USM to existing operators in first world markets as well.

The development of USM mobile products is occurring in parallel with our satellite products but is expected to take considerably more resources and time, given the complexity of additional factors present in mobile network environments.

We cannot assure you, however, that we will successfully deploy USM technology in new and existing wireless voice and data networks in the aforementioned countries and timeframe, nor can we assure you that USM will become a standard in either the emerging or developed economies. We also cannot assure you of the successful and timely development of USM mobile products, nor can we assure you that we will be able to generate significant revenue from the application of USM technology to the mobile communications business in general.

USM TECHNOLOGY

The core of the Company's wireless technology platform is a modulation technology known as Ultra Spectral Modulation (USM). USM is an acronym that has been adopted as the name for a family of ultra narrowband modulation technologies based upon minimum sideband modulation methods. USM is designed to substantially increase bandwidth efficiency, whereby high-speed data transmission rates can be achieved through narrow channels of bandwidth with low power consumption. USM is distinct and unrelated to existing modulations standards, including those of GSM and CDMA, and is believed to be more than just an incremental improvement for the provision of wireless services.

In its most recent demonstration of USM, the Company conducted a circuit board test exhibiting data transmission rates of 6 megabits per second (Mbps) in a channel 3.0 kilohertz (KHz) wide in a multi-channel environment with the presence of noise and interference.

The data transmission rate of USM surpasses traditional modulation techniques which deliver a maximum data throughput rate of a few kilobits per second (Kbps) in a 3 KHz channel. Comparatively, other wireless standards, such as GSM (TDMA) and CDMA, generally require larger frequency bandwidths of 200 KHz and 1.25 megahertz (1250 KHz), respectively, to deliver a few voice channels. W-CDMA (Wideband CDMA), a 3G technology that increases data transmission rates in GSM systems by using the CDMA air interface instead of TDMA, requires even greater bandwidth to deliver viable broadband-enabled services. We are currently leading an academic study to substantiate USM's novel approach to modulation technology.

The potential efficiency of USM is apparent in satellite communication applications. A typical direct broadcast satellite (DBS) operator will utilize geosynchronous satellites with transponders transmitting in the Ku-band frequencies with approximately 24 MHz to 27 MHz of bandwidth. With current technology, a Ku-band transponder with 24 MHz of bandwidth can support up to 8 standard-definition, digital TV channels, each transmitting up to 3 Mbps downstream. Uplink speeds are significantly lower. USM technology could provide at least 80 channels per Ku-band transponder, transmitting at least 6 Mbps downstream in channels that are up to 30 KHz wide. This represents a gain of at least ten times (10x) the typical number of channels and a doubling of transmission speeds provided on a Ku-band transponder today.

Furthermore, USM may reduce the cost of wireless infrastructure deployment because it can be used to transmit data that is "sandwiched" between existing frequency channels without causing interference (e.g., between digital cable channels), therefore increasing the available bandwidth that can be used by an operator. The spectral efficiency inherent in USM technology can enable aeroTelesis to deploy an advanced, next generation wireless network with markedly higher capacity at lower costs.

We cannot assure you, however, that we will be successful in commercializing USM technology in satellite and mobile communications applications, nor can we assure you that USM will gain the market acceptance required to generate significant revenue for the Company.

USM TECHNOLOGY LICENSES

Through the Company's acquisition of ATP in October 2003, aeroTelesis acquired the rights to deploy USM technology in the Philippines for wireless telecommunications services (such as wireless local loop and mobile voice and data networks). As a former wholly-owned subsidiary of Nations, the initial exclusive licensee of USM, ATP had been assigned the rights to deploy USM technology in the Philippines.

Furthermore, it was negotiated in the acquisition of ATP that aeroTelesis would be given the right of first refusal to make additional acquisitions of telecommunication licenses and/or operations from Nations for the following regions: Southeast Asia, South and Central America, and the Middle East. Any future acquisition would also include the right to utilize and deploy USM technology in any country that is directly related to the acquisition.

Subsequently in February 2004, aeroTelesis established a direct licensing relationship and agreement (the "License Agreement") with the developer and manufacturer of USM technology, Photron Technologies Ltd. ("Photron"). Pursuant to the terms and conditions of the License Agreement, aeroTelesis was granted a license to utilize and deploy USM technology for use in wireless telecommunication services (applicable to all international markets without restrictions), such as wireless local loop as well as mobile voice and data networks. It was agreed that the license to USM technology for wireless telephony would be exclusive to aeroTelesis and Nations. However, the License Agreement also granted aeroTelesis, solely, the exclusive rights to utilize and deploy USM technology for use in satellite communication networks.

In view of the semi-exclusive licensing relationship (for the use of USM in wireless telephony services) that aeroTelesis participates in with Nations, the Company and Nations entered into a Non Conflict and Cooperation Agreement (the "NC&C Agreement") in March 2004. Through the NC&C Agreement, the following principles were established:

      o Nations reaffirmed its granting of a right of first refusal for aeroTelesis to acquire from Nations any wireless network, operation and/or license that Nations is able to secure or establish in Southeast Asia, South and Central America, and the Middle East;

      o However, if aeroTelesis declines to acquire the operation or license, then Nations may allow aeroTelesis the opportunity to participate as a minority partner at a percentage to be negotiated at that time;

      o aeroTelesis has the same rights to USM technology for the aforementioned territories and can seek to establish strategic partnerships in these territories without being in conflict with Nations;

      o If Nations is able to identify and/or secure wireless telecommunication opportunities in other international territories and can establish a wireless network license to implement services, it may invite aeroTelesis to participate as either the lead or co-developer of the wireless operation; and

      o As aeroTelesis has the exclusive license from Photron for the deployment of USM technology for use in satellite networks, Nations can introduce satellite-related opportunities to aeroTelesis; and if a license or satellite operation can be secured by aeroTelesis, then Nations will be compensated with a participation fee to be negotiated at that time. Furthermore, if aeroTelesis is unable to deploy the satellite operation because of possible country risks associated with the particular territory or other regulations that might prohibit its direct involvement in the country, then aeroTelesis is willing to consider a sub-licensing relationship with Nations, for which the terms and conditions will be negotiated at the appropriate time.

USM TECHNOLOGY COOPERATION & DEVELOPMENT

In conjunction with the License Agreement, aeroTelesis and Photron have also established a Technology Cooperation and Development Agreement (the "TC&D
Agreement"). The primary scope of the TC&D Agreement comprises technology cooperation and development for USM products and systems that aeroTelesis intends to deploy in its target markets through its license from Photron. As each party has its own areas of expertise, aeroTelesis and Photron will work in cooperation and collaboration, as necessary and subject to the specifications and requirements that aeroTelesis needs for its wireless networks, to maximize their skills for the development of future generations of wireless products and systems based on USM.

Other principles established in the TC&D Agreement are as follows:

      o As necessary and appropriate, aeroTelesis will participate in technical discussions and offer its suggestions and views on the commercial development of USM technology for aeroTelesis' networks. Photron will also encourage and/or request aeroTelesis' participation as and when it deems to be appropriate.

      o The areas for technical cooperation and development will include but not be limited to the following: (a) product definition and design;
            (b) systems integration; (c) identification of new applications and upgrading existing applications; and, (d) identification of new partnerships with other wireless technology companies.

      o aeroTelesis will be available to provide technical advisory/consulting services for Photron with respect to the development of USM networks and assisting to make it into a new wireless standard, in the same manner that GSM and CDMA are known as predominant standards in the industry today. Such technical advisory/consulting services include, but are not limited to, the following activities: (a) technology validation; (b) technology analysis and reviews; and, (c) academic research studies.

GLOBAL STRATEGY

The Company's foremost objective is to ultimately capture a significant share of the global satellite and mobile wireless services market. The Company intends to differentiate itself with products and services that are designed, developed and commercialized to increase network efficiency and allow for a cost-effective transition to next generation networks.

Our strategy principally consists of the following:

      o initially focusing on target markets in developing countries where our value proposition for lower cost next generation services would be more significant than in those markets where a significant amount of capital has already been committed to network expansion based on incumbent technology;

      o lowering the deployment and utilization costs of satellite and mobile networks for our local partners and customers by leveraging our advanced technology and capabilities; and,

      o offering our partners and customers an increased number of features and enhanced functionality.

We intend to implement our strategy by:

Capitalizing On Our Advanced Technology

We believe that the global satellite and mobile communications markets present a number of attractive opportunities for which we can apply our advanced technology and capabilities. In the future, we plan to develop new products and enhance existing products by leveraging our technology and capture a significant share of these anticipated growth opportunities.

Emphasizing Operational Efficiency and Financial Performance

We place a strong emphasis on operational efficiency and financial performance. We believe that having this operational focus is essential to our future success in achieving profitability while continuing to grow the business. As part of this emphasis, we plan to devote significant time and resources to key components  of  our  business,  including  defining  wireless  applications  and platforms for USM technology, maintaining strong customer relationships, establishing strong local market partnerships, maintaining foresight in research and development efforts, and expanding our markets. We expect our strong emphasis on operational efficiency and financial performance to be a key factor in our success.

Leveraging Strong Partners in the Countries where we Operate

We intend to operate primarily through joint ventures with prominent local business partners, with which we jointly exercise management control. While the day-to-day management of our operations will be the responsibility of the local management team, key personnel of operations will be appointed in co-operation with our partners. We intend to actively manage our operations through:

      o recruitment and selection of local management, which is subject to the approval of aeroTelesis' Board of Directors;

      o     development of business plans in conjunction with local management;

      o development of network design and expansion plans with local technical management;

      o     leveraging local partner access to local capital markets; and,

      o supervision and support by our internal auditors and administrative personnel.

TARGET MARKETS AND CUSTOMERS

VoIP Network Services focused on traffic between the US and Developing Countries

      Asia-Pacific

In the Asia-Pacific region, VoIP services are expected to be popular, given high public switched telephone network (PSTN) tariffs, especially international calls, which are traditionally used to subsidize local calls. The rapid growth of VoIP services in the Asia-Pacific region can be attributed to the gradual dismantling of monopolies in the telecommunications sector in most markets. Many Asian countries do not have a well-developed infrastructure, particularly in Southeast Asian countries including the Philippines and Indonesia. Hence, the potential for VoIP development is expected to be greater in such countries.

In the Philippines, Indonesia and other regions in Southeast Asia, the Company is planning to launch international IP network services in conjunction with local partners to provide voice traffic services, domestically as well as internationally between those countries and the U.S. in late 2004. We cannot assure you, however, that any of these partnerships will result in significant future sales for the Company.

      Latin America

Gartner Dataquest estimates VoIP revenue for the Latin American region to grow from $300 million in 2002 to $5.4 billion by 2007. In Latin America, the Company has been in discussions with several major telecommunications service providers regarding the potential integration of our IP network services into their existing terrestrial and wireless networks. aeroTelesis is currently in discussions with a potential customer in the Central American region and is undergoing an initial test of our service and equipment before a more extensive field trial is conducted. We cannot assure you, however, that any of these discussions will result in future sales for the Company.

Global Market Deployment of USM with a focus on Developing Markets

While our products and services are expected to ultimately be deployed and implemented throughout the world, we intend to initially focus on emerging economies in Southeast Asia and Latin America. Our business strategy hinges on initially focusing on target markets in developing countries where our cost-reducing value proposition would be more significant instead of markets and countries in which a significant amount of capital has been committed to network expansion based on incumbent technology. There is a larger mass of subscribers that has been left untapped in these markets and such customers would be attracted to more cost-effective mobile services. We also intend to target markets where terrestrial networks are less well-developed and where alternative communications infrastructure, including satellite and fixed wireless or mobile networks, are widely adopted.

We are currently focused on providing USM technology for use in satellite and mobile services in the following countries:

      o     Philippines

      o     Indonesia

      o     El Salvador

      Satellite Services Market

According to consulting firm Futron Corp., the global satellite services market in 2003 was valued at $55.9 billion and has more than tripled in size from a total market value of $15.8 billion in 1996.

In the Philippines, we are in discussions with a major domestic satellite company regarding the potential integration of USM technology into their network to increase transponder capacity, establish backhaul services that would be competitive with fiber, and other potential applications. We cannot assure you, however, that these discussions will result in significant future sales, if any, for the Company.

In Indonesia, the Company is negotiating an agreement with a major reseller of domestic satellite services concerning the potential deployment of USM technology to deliver broadband Internet services through their satellite network. We cannot assure you, however, that these negotiations will result in significant future sales, if any, for the Company.

      Mobile Communications

      Philippines

In the Philippines, Gartner Dataquest expects mobile telephone penetration to grow from 19.5% in 2002 to 29.8% in 2007. Mobile telephone service revenues are expected to grow from US $1.3 billion in 2002 to US $2.4 billion in 2007.

The growth in mobile telephone services in the Philippines is expected to be driven primarily by:

      o Increased availability of prepaid services and enhanced attractiveness of prepaid services through the introduction of value-added services previously available only for postpaid services

      o Falling costs of mobile services, facilitating fixed-to-mobile substitution

      o     Entrance  of new  service  providers  in this  market  and  expected
            promotions  and  price  competition   making  mobile  services  more
            affordable and further expanding the addressable market

With respect to mobile wireless services, the Company is collaborating with an established local partner that intends to deploy a new USM wireless voice network that would be competitive with incumbent GSM service providers. The Company anticipates this network to commence field trials in the 2005-2006 timeframe. We cannot assure you, however, that we will be successful in eventually commencing field trials with this partner.

SALES AND MARKETING

The Company is planning to deploy its services in partnership with satellite service providers, potentially licensing USM to a satellite operator, or launching new mobile voice networks jointly with local partners. The Company expects to generate revenues via either a royalty or profit share agreement with customers.

We plan to develop strategic relationships with major telecommunications equipment manufacturers in China and elsewhere in Asia and intend to leverage their relationships with existing satellite and mobile service providers to jointly deploy next generation network services. We intend to deploy our products and services on either a regional or worldwide basis with such partners and intend to leverage their highly trained technical support teams in order to provide support to customers who utilize our services. We cannot assure you, however, that we will be successful in deploying our products or services on either a regional or worldwide basis with our partners and through their relationships.

RESEARCH AND DEVELOPMENT

The wireless communications industry is continually evolving through rapid changes in technology. This requires a consistent scientific and engineering effort to enhance existing products and services as well as develop new advanced products and applications. The Company believes that its future success depends on the ability to quickly adapt to the rapidly changing satellite and mobile wireless communications environment and the market trends for next generation services. Therefore, the continued timely development of strategic products and services is essential in maintaining the Company's competitive advantage. Currently, the VoIP as well as the USM-based products and systems are being developed by and in conjunction with our technology providers, including Photron and others.

In  the  next  few   months,   the   Company   intends  to  conduct   additional
demonstrations, technology validation exercises, and field tests under different satellite-oriented criteria designed to simulate a "real world" environment.

In future stages, aeroTelesis plans to create additional in-house technical resources and expertise to expand its research and development and engineering base. A substantial portion of the research and development efforts will be dedicated towards the creation of new products, applications and services for our growing target markets. We cannot assure you, however, that we will be successful in the continued development of USM or that we will be successful in the creation of new products, applications and services based on USM technology.

The Company spent $0 on research and development in fiscal years 2003 and 2004 because it had not yet acquired the USM license. The Company anticipates that its research and development costs for the fiscal year ended March 31, 2005 will be significant but cannot estimate how much it will be at this time. Many factors will determine how much research and development costs the Company will have to bear including the results of planned future tests of the technology as well as new applications the Company may wish to develop. The Company anticipates that its research and development costs will continue to increase over the next several fiscal years as the Company proceeds with its attempts to commercially exploit its USM technology license and attempts to commence revenue producing operations.

SUPPLIERS

In order to effect the deployment of USM technology, aeroTelesis intends to rely on strategic partners who will collaborate on the commercialization of digital signal processing (DSP) chips and application-specific integrated circuits (ASICs) that can be embedded in existing and future mobile base station and handset equipment. We cannot assure you, however, that our strategy of relying on strategic partners to collaborate on commercializing DSP chips and ASICs will be successful.

COMPETITION

We will compete in the satellite and mobile communications equipment and services market, providing solutions for transporting data, voice and video traffic across traditional and IP based networks.

As we  expand  into our  target  markets,  we will  face  competition  from both
existing  and  new  competitors,   including   existing  companies  with  strong
technological, marketing and sales positions in those markets.

Our principal competitors within our currently targeted markets include the following:

      Satellite Equipment and Services

      Equipment: Hughes Network Systems, Gilat Satellite Networks Ltd., and ViaSat, Inc., among others, each of which offers a broad range of satellite communications products and services.

      Services: Global competitors in the satellite services industry include PanAmSat, Intelsat, SES Global, and New Skies Satellites N.V. Regional competitors in Asia and Latin America include Asia Satellite Telecommunications Company Limited (AsiaSat) and Satelites Mexicanos, S.A. de C.V. (SatMex), among other satellite service providers established by the governments of many of the countries in the region.

      Mobile Equipment and Services

      Equipment: Global competitors include major technology developers, such as Qualcomm; major semiconductor companies, such as Texas Instruments, STMicroelectronics, VIA Telecom, NEC, Infineon and Philips; as well as major telecommunication equipment companies such as Motorola, Nokia, Ericsson and Matsushita. Additionally, many handset and base station manufacturers in Asia such as Samsung and UT Starcom present competition to the Company. The Company also faces competition from start-up ventures offering alternative next generation broadband wireless technologies.

      Services: Competitors include mobile carriers in the developing economies, including UT Starcom-affiliated Xiaolingtong network, Millicom Inc.'s network of local partners in Asia and Latin America, and incumbent carriers in the emerging economies among others.

In partnership with local satellite service providers, we expect to compete with certain services and products offered by providers of terrestrial fiber optic networks, both on land and submarine. Although we compete with land-based and submarine fiber optic network providers for the transmission of video, voice and data, we believe that satellites have certain distinct advantages over fiber optic cables in both developed and underdeveloped areas of the world. In developed areas, satellite service providers enjoy a significant competitive advantage over fiber optic cables because satellites provide point-to-multipoint broadcasting services and the ability to bypass shared and congested terrestrial links, thereby enhancing network performance. In underdeveloped areas, the population density is often not substantial enough to warrant the investment required to build fiber optic networks. For example, for a cable company to cost-effectively offer cable television services and Internet services in an underdeveloped region, it requires a critical mass of serviceable homes to connect to the local cable head-end. Satellite service providers are not similarly constrained in underdeveloped regions.

The disadvantages of using satellites versus fiber optic cables include:

      o the proneness of satellites to electromagnetic and other physical and environmental interference, including attenuation due to heavy rain;

      o the inherent latency of the communication caused by the long distance a satellite signal has to travel while in transmission; and,

      o security and privacy issues as satellite communications that are intended for only one destination are broadcast so that an entire region can receive them and can potentially be intercepted by an unintended party. Digital encryption of satellite data has been able to address this concern to a certain extent.

GOVERNMENT REGULATION

The international communications environment is highly regulated. As we expect to provide satellite and mobile communication services in conjunction with local partners in our target markets, we will likely be subject to the regulatory authority within those markets, including, but not limited to, the U.S. government (primarily the FCC) and the national communications authorities of the countries in which our local partners and we operate. The laws and regulatory requirements relating to satellite communications and other wireless communications systems vary from country to country. Some countries have substantially deregulated satellite communications and other wireless communications, while other countries maintain strict and often burdensome regulations. The procedure to obtain these regulatory approvals can be time-consuming and costly, and the terms of the approvals vary for different countries. In addition, in some countries there may be restrictions on the ability to interconnect satellite communications with ground-based communications systems.

In addition, some of our products are incorporated into wireless communications systems that are subject to regulation domestically by the FCC and internationally by other government agencies. Regulatory changes, including changes in the allocation of available frequency spectrum and in the commercial and military standards which define the current networking environment, could materially adversely affect our operations by restricting development efforts by our customers, making current products obsolete or increasing the opportunity for additional competition. Changes in, or our failure to provide products in compliance with, applicable regulations could materially harm our business. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products, generally following extensive investigation and deliberation over competing technologies. The delays inherent in this government approval process have in the past caused and may in the future cause the cancellation, postponement or rescheduling of the installation of communication systems by our partners, which in turn may have a material adverse effect on the sale of our products to the customers.

EMPLOYEES & CONSULTANTS

As of March 31, 2004, the Company had three (3) employees, including one (1) in network engineering and research and development, and two (2) in corporate, administration and production coordination. The Company also had six (6) consultants, including two (2) in network engineering operations; one (1) in marketing; one (1) in corporate finance; and two (2) in corporate communications and investor relations.

It has been the Company's policy to initially engage the services of consultants for a period of three (3) to six (6) months probation prior to extending an offer for a full-time employment position. We expect that most, if not all, of these consultants will transition into Company employees in the coming months. Furthermore, the Company is continuing to build its management team, but plans to expand its staff at a measured pace in order to limit corporate overhead.

None of our employees are covered by a collective bargaining agreement and we have never experienced any strike or work stoppage. We believe that our relations with our employees and consultants are good.

ITEM 2. PROPERTIES

The Company presently occupies 2,457 square feet of leased office space at 1554 Sepulveda Blvd., Suite 118, Los Angeles, CA 90025. The lease expires in December 15, 2005 at a monthly rent of $7,419.00 The Company anticipates that this office space is sufficient for its administrative operations for the immediate future. The Company anticipates that it may lease additional office space in northern California in the immediate future for testing and demonstrations of its proposed systems and products.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In September, 2003 the Company approved a one-for-two forward stock split. The number of shares outstanding before the split was 2,737,413 and the number of shares issued and outstanding post-split was 5,474,826.

In October 2003, the Company's Board of Directors approved and completed the merger with AeroTelesis Philippines Ltd. ("ATP") whereby Pacific Realm, Inc. acquired all of the outstanding shares of ATP. Through the acquisition, the Company issued 75,000,000 restricted common shares to Nations Mobile Networks Ltd. (formerly known as "AeroTelesis Ltd.); this increased the number of outstanding shares to 81,288,658.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

During the first quarter, the Company's common stock was not publicly traded. In July, 2003, the Company's common stock began trading on the "pink sheets" and was subsequently listed on the Over the Counter Bulletin Board ("OTCBB") in September, 2003 under the symbol "PCRR". After the Company's name change became effective, the Company's common stock traded under "AOTS" and currently trades under the symbol "AOTL". As of March 31, 2004, the Company had 81,288,658 shares of its common stock issued and outstanding, of which 5,474,826 were held by non-affiliates.

The Company's CUSIP number is 008041204. As of March 31, 2004, there were 200,000,000 shares of common stock authorized, par value $.00008, of which 81,288,658 are issued and outstanding. The Company has authorized a total of 2,000,000 shares of preferred stock, par value .001 and presently has no shares of preferred stock issued and outstanding. The Company estimates there are approximately 1400 holders of the Company's common stock. The Company implemented a 2 to 1 forward stock split in September, 2003.

The following table reflects high and low quarterly bid prices for the fiscal year ended March 31, 2004 with the exception of the first quarter since the Company's common stock was not publicly traded during that quarter. This information has been provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD") and the Internet. These quotations reflect inter-dealer prices, without retail mark-ups or mark-downs or commissions. These quotations may not necessarily reflect actual transactions. These prices reflect the Company's forward split in September, 2003, during the Company's second quarter.

---------------------- ------------------------ ---------------------------
Period                 Low Bid                  High Bid
---------------------- ------------------------ ---------------------------
2nd Quarter            $0.25                    $2.00
---------------------- ------------------------ ---------------------------
3rd Quarter            $0.31                    $5.50
---------------------- ------------------------ ---------------------------
4th Quarter            $4.70                    $8.50
---------------------- ------------------------ ---------------------------

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information as of March 31, 2004 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

                                           A                       B                         C
                              --------------------------  ------------------- ------------------------------
                                                                              NUMBER OF SECURITIES REMAINING
                                                                               AVAILABLE FOR FUTURE ISSUANCE
                              NUMBER OF SECURITIES TO BE   WEIGHTED AVERAGE      UNDER EQUITY COMPENSATION
                                ISSUED UPON EXERCISE OF    EXERCISE PRICE OF    PLANS (EXCLUDING SECURITIES
                                  OUTSTANDING OPTIONS     OUTSTANDING OPTIONS     REFLECTED IN COLUMN A)
                              --------------------------  ------------------- ------------------------------
EQUITY COMPENSATION PLANS
  APPROVED BY
  SHAREHOLDERS                       12,000,000               $1.175                       0

EQUITY COMPENSATION PLANS
  NOT APPROVED BY
  SHAREHOLDERS                           0                       0                         0

TOTAL                                12,000,000               $1.175                       0


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this Form 10-KSB, the words "anticipated", estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

The following discussion of the financial condition, changes in financial condition and results of operation of the Company for the fiscal years ended March 31, 2004 and March 31, 2003 should be read in conjunction with the financial statements of the Company and related notes included therein.

RESULT OF OPERATIONS

During the fiscal years ended March 31, 1990 through March 31, 2000, the Company had no revenues and no operations. In 2000, the Company began operations after several years of being inactive/dormant. The Company appointed new management and began offering its consulting services to companies interested in entering the telecom industry in developing countries.

For the year ended March 31, 2004, the Company had revenues of $120,000., and post merger (10-2-03) six months revenues of $60,000. The revenues consisted of consulting income. For the year ended March 31, 2003, the Company had revenues of $120,000 which consisted of consulting income. For the year ended March 31, 2004, the Company had post merger expenses of $641,684 compared to expenses of $37,054 for the year ended March 31, 2003. The Company's expenses post merger for the year ended March 31, 2004 consisted primarily of contract services of approximately $149,000, travel expense of approximately $238,000, legal fees of approximately $30,000, administrative fees of approximately $8,000, rent of approximately $56,000, graphic design fees of approximately $23,000, payroll expenses of approximately $68,000, and general and administrative expenses of approximately $69,684. The expenses for the year ended March 31, 2003 consisted primarily of contract services of approximately $10,000, legal fees of approximately $19,000 and general and administrative expenses of approximately $8,000. The increase in expenses for the fiscal year ended March 31, 2004 as compared to the expenses for the previous fiscal year is due to the Company's acquisition of ATP in October, 2003 with its expenses as it prepares to enter the telecom industry.

The Company's net loss post merger from operations before income taxes for the year ended March 31, 2004 was ($581,684) compared to a net profit of $82,946 for the year ended March 31, 2003. The net loss/profit per share for the periods ended March 31, 2004 and 2003 was nil for both periods.

At March 31, 2004, shareholders' equity was $2,704,719 compared to shareholders' equity of $76,886 at March 31, 2003. This increase in shareholders' equity resulted from the Company's acquisition of assets during the fiscal year ended March 31, 2004 although there can be no assurances that such a trend will continue.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had working capital of approximately ($1,800) which consisted of current assets of approximately $29,981 and current liabilities of approximately $31,783. The Company's assets are composed of approximately $11,000 in cash and prepaid deposits of approximately $19,000. The Company's current liabilities of approximately $32,000 represent accounts payable.

The Company anticipates that its assets are sufficient to support its operations over the next year assuming that the Company collects its accounts receivable and continues to generate revenues to support its proposed plan of operations. The Company has a revolving line of credit of $1,000,000 from an affiliate which will be used for working capital as needed. However, in order to continue on its proposed business plan, the Company will require additional capital and plans to seek financing during the fiscal year which ends March 31, 2005. The Company may attempt to increase its operating liquidity by considering the availability of outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions, of which there can be no assurance of such availability of either debt or equity financing. In the event that the Company cannot obtain sufficient debt or equity funding, the Company may have to scale back its business plan accordingly which will hinder and delay the Company's efforts to begin significant revenue-generating operations.

FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITIONS

FORWARD LOOKING STATEMENTS AND INTRODUCTORY STATEMENTS

Some of the information under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this annual report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this annual report that are not historical facts. When used in this annual report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "could," "should," "may," "will" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in the "Risk Factors" section of the annual report, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements.

In this document, the words "we," "our," "us," and "the Company" refer to aeroTelesis, Inc.

RISKS RELATED TO OUR BUSINESS

WE ARE AN EARLY-STAGE COMPANY WITH AN UNPROVEN BUSINESS MODEL, A NEW AND UNPROVEN TECHNOLOGY AND A SHORT OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS.

We have only a limited operating history upon which to base an evaluation of our current business and future prospects and we have yet to commercialize our technology. The Company was inactive and dormant from 1989 to 2000, during which it did not have any revenues, operating profits or any identifiable assets attributable to any industry segment. In 2000, the Company began limited operations and began seeking opportunities to consult to companies interested in establishing telecom businesses in the Asia-Pacific region as well as in Central America and other less-developed areas of the world. Our securities resumed trading in July 2003 and we completed a reverse merger in October 2003. Our limited operating history makes an evaluation of our business and prospects very difficult. There are certain risks and difficulties we encounter as an early-stage company in the rapidly evolving market of satellite and mobile communications. These risks and difficulties include, but are not limited to, the following:

      o     our new and unproven business model and technology;

      o a limited number of product and service offerings and risks associated with developing new product and service offerings;

      o the difficulties we face in managing rapid growth in personnel and operations;

      o the response by customers and strategic partners to our products and services;

      o the timing and success of new product and service introductions and new technologies by our competitors; and,

      o     our ability to build brand awareness in a highly competitive market.

We may not be able to successfully address any of these risks or others. Failure to adequately do so could seriously harm our business and cause our operating results to suffer.

WE MAY INCUR SIGNIFICANT OPERATING LOSSES IN THE FUTURE.

Our business does not have an established record of profitability and we may not be profitable in the future. In addition, we expect our operating expenses to increase in the future as we, among other things:

      o hire additional personnel, including sales and marketing personnel, engineers and other technical staff;

      o     hire senior executives and members of our senior management team;

      o     expand our selling and marketing activities;

      o     expand our product and service offerings;

      o expand the number of locations around the world where we conduct business;

      o increase our research and development efforts to upgrade our existing products and services and develop new products, services and technologies; and,

      o upgrade our operational and financial systems, procedures and controls.

If our revenue does not grow to offset these expected increased expenses, we will not be profitable. You should not consider past revenue and earnings as indicative of our future performance. In future quarters, our revenue or earnings could decline or fail to grow. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT BUSINESS GROWTH, AND THIS CAPITAL MIGHT NOT BE AVAILABLE.

As of March 31, 2004, our primary business goal requires expenditures of approximately $350,000 per quarter and we estimate that our current resources will be sufficient to fund operations through March 2005. We will require additional capital in order to operate beyond this date. Our management is cautiously optimistic that it will be successful in obtaining funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue may be sold below the market price and could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, or obtain it at all, our ability to continue to support our business will be significantly limited.

WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY, WHICH IS SUBJECT TO A NUMBER OF FACTORS THAT WE MAY NOT BE ABLE TO CONTROL.

If we do not successfully develop and commercialize USM technology, our revenues will be adversely affected. Our technology has been tested in laboratory demonstrations and management believes that USM can be implemented on a large-scale basis for satellite communications and mobile voice and data networks. However, there is no assurance that USM can be rolled-out in a commercially feasible manner in any of these or any of our other anticipated applications. In particular, the success of USM technology depends on the following factors, among others:

      o its capacity to handle growing demands for faster transmission of increasing amounts of data and voice;

      o its cost-effectiveness and performance compared to other broadband technologies;

      o     its reliability and security;

      o     its suitability for a sufficient number of geographic regions;

      o the availability of sufficient frequencies and site locations for carriers to deploy and install products at commercially reasonable rates; and,

      o safety and environmental concerns regarding wireless broadband transmissions.

Further, new technological innovations, such as USM, generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing USM products and services, but we cannot assure you that we have the resources to fully implement our business plan.

If we fail in our efforts to commercialize our technologies, we will be unable to generate meaningful revenues.

RAPID TECHNOLOGICAL CHANGE MAY HAVE AN ADVERSE EFFECT ON THE MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES.

The markets for our products and the technologies utilized in the industries in which we intend to operate evolve rapidly. In addition to our proprietary USM technology, we rely on other key technologies, including wireless LAN, wireless packet data, time division multiplexing, modem and radio technologies and other technologies. USM and the technologies upon which we rely may be replaced with alternative technologies or may otherwise not achieve the wide acceptance that we are seeking. In particular, there is substantial risk that USM technology may not achieve market acceptance for use in satellite and mobile communication applications. Market changes could render our products and technologies obsolete or subject them to intense competition by alternative products or technologies or by improvements in existing products or technologies. The market for USM technology may stop growing as a result of the increased deployment of alternative technologies, such as DSL, cable modem, fiber optic, coaxial cable, satellite systems, third-generation mobile systems or otherwise. Also, new or enhanced products and services developed by other companies may be technologically superior to our products and services and render them obsolete. As a result, our revenues would be adversely affected.

IF OUR TECHNOLOGY IS NOT WIDELY ACCEPTED OR IF SUCH ACCEPTANCE IS DELAYED, OUR OPERATING RESULTS WILL BE HARMED.

We will eventually focus our business primarily on the commercial deployment of USM technology for wireless telecommunications applications. Other digital wireless communications technologies, particularly CDMA and GSM technology, have been more widely deployed than USM technology. If USM technology does not become the preferred wireless communications industry standard in the countries where we implement our products and services, or if our current and future foreign partners are averse to deploying networks that utilize USM technology, our business and financial results could suffer. In addition, if future commercial deployments of USM systems are not commercially successful, or if future commercial deployments of USM systems are delayed or unsuccessful, our business and financial results may be harmed. Our business could also be harmed if network service providers deploy competing technologies.

The Company may incur lower operating margins on USM-based products than on products using alternative technologies due to the lack of economies of scale as USM-based products gain market acceptance, lack of product improvements or other factors. If there are unforeseen delays or setbacks by the USM handset and infrastructure manufacturers, the deployment of USM technology could be negatively affected, and our business could suffer.

WE RELY ON THE SERVICES OF KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE DIFFICULT TO REPLACE.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success depends on our retention of these key employees, such as Jagan Narayanan, our Chairman and Chief Executive Officer, and several contracted consultants. None of our key technical or senior management personnel or key consultants is bound by any agreement, including any employment agreements, and as a result, any of these employees and contracted consultants could leave with little or no prior notice. If we lose any of our key technical and senior management personnel, our business could be seriously harmed. We do not have "key person" life insurance policies covering any of our employees.

WE DO NOT HAVE AN ADEQUATE HISTORY WITH OUR BUSINESS MODEL TO PREDICT UNDERLYING ASSUMPTIONS IN OUR BUSINESS MODEL AND THE IMPACT THIS WILL HAVE ON OUR REVENUE OR OPERATING RESULTS.

We have limited data with respect to adoption of our technology, products and services, so we cannot accurately predict revenue. Our future revenue may decline or fluctuate as a result of a number of factors, including acceptance of our technology, products and services and our ability to continue operations and spending levels. If we do not generate revenue from our technology, products or services, our business will suffer.

Our future success also depends in part on a sophisticated and costly sales effort targeted at senior management of wireless communications, telecommunications and satellite companies and at large, often government-related, organizations. If these efforts are not successful, our business may suffer.

OUR GROWTH COULD STRAIN OUR PERSONNEL AND INFRASTRUCTURE RESOURCES, AND IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE CONTROLS AND PROCEDURES TO MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

We are rapidly increasing the size of our management team, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate that further growth will be required to address increases in our customer base, as well as our expansion into new geographic areas.

Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire new employees as needed. If our management team performs poorly, or if we are unsuccessful in hiring, training, managing and integrating new employees, or if we are not successful in retaining our existing employees and consultants, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount and capital investments we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

WE  DEPEND  ON  A  NETWORK  OF  BUSINESS   RELATIONSHIPS   FOR  THE   SUCCESSFUL
IMPLEMENTATION OF OUR BUSINESS STRATEGY.

The Company would be adversely affected by the loss of one or more business relationships upon which the Company depends for the successful implementation of our business strategy. In addition, if we fail to expand our network, our ability to generate revenues from our business will be greatly impaired. Such business relationships include domestic and international strategic partners, equipment manufacturers and vendors, and other key suppliers and customers. There can be no assurance that our business relationships will be sustainable throughout the life of the Company.

THE MARKETS IN WHICH WE WILL PARTICIPATE ARE INTENSELY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, OUR OPERATING RESULTS COULD BE HARMED.

The markets for our technology, products and services are intensely competitive. With the introduction of new technologies and market entrants, we expect competition to intensify. If we are unable to maintain our competitiveness, our operating results could be negatively impacted. In addition, increased competition generally could result in reduced sales, reduced margins or the failure of our technology, products and services to achieve or maintain more widespread market acceptance, any of which could harm our business.

We face competition from larger and more established competitors with access to greater financial resources. Many of our potential competitors enjoy substantial competitive advantages, such as:

      o greater name recognition, longer operating histories and larger marketing budgets and resources;

      o established marketing relationships and access to larger customer bases;

      o     substantially greater financial, technical and other resources; and,

      o     major  distribution  agreements  with  strategic  partners,   system
            integrators and resellers.

As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Furthermore, because of these advantages, even if our technology, products and services are more effective than those of our competitors, potential customers might accept competitive products and services in lieu of purchasing ours. For all of these reasons, we may not be able to compete successfully against current and future competitors.

ANY FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD IMPAIR OUR ABILITY TO IMPLEMENT OUR BUSINESS.

Intellectual property is critical to our success, and if we or our licensor, Photron, fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We rely upon trade secret, licensing trademark and copyright laws in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We currently have no issued patents and may be unable to obtain patent protection in the future. In addition, if any patents are issued in the future, they may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our technology, products and services are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

In addition, the USM technology that we will deploy for wireless services is based on a technology license from Photron. While we believe that we have an exclusive license arrangement for USM technology applications in satellite networks and a shared exclusive license arrangement with Nations for wireless telephony, we cannot assure you that Photron's intellectual property rights will be enforceable or that Photron has not previously licensed this technology to other third parties. Any defects regarding our license rights to the USM technology patent or the patent itself would significantly affect our ability to generate revenues.

We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. In general, any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. Further, policing unauthorized use of our products and technologies is difficult. We cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as U.S. laws.

COMPLIANCE  WITH  CHANGING   REGULATION  OF  CORPORATE   GOVERNANCE  AND  PUBLIC
DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission regulations, are creating uncertainty for publicly traded companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all necessary resources to comply with evolving standards, but this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities, which could harm our operating results and business prospects.

IF WE ACQUIRE ANY COMPANIES OR TECHNOLOGIES IN THE FUTURE, THEY COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

We may acquire or make investments in complementary companies, services and technologies in the future. Following the completion of the reverse merger in October 2003, we have not made any acquisitions or investments to date, and therefore our ability as an organization to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

      o difficulties in integrating operations, technologies, services and personnel;

      o diversion of financial and managerial resources from existing operations;

      o     risk of entering new markets;

      o     potential write-offs of acquired assets;

      o     potential loss of key employees;

      o inability to generate sufficient revenue to offset acquisition or investment costs; and,

      o     delays in customer purchases due to uncertainty.

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.

WE MAY BE SUED BY THIRD PARTIES FOR ALLEGED INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

The technology industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing our business plan. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on protected technology, we could be required to redesign or license such technology and/or pay damages or other compensation to the infringed party. If we are unable to license protected technology used in our products, we could be prohibited from making and selling such products.

Also, other companies may claim to own patents essential to various proposed USM standards. If we are required to obtain additional licenses and/or pay royalties to one or more patent holders, this could have a material adverse effect on the commercial implementation of USM technology, products and services, and our overall profitability.

THE SATELLITE AND MOBILE COMMUNICATIONS SERVICES INDUSTRY IS HEAVILY REGULATED, BOTH IN THE U.S. AND ELSEWHERE, AND SUCH REGULATION COULD IMPEDE US FROM EXECUTING OUR BUSINESS PLAN.

We are subject to the regulatory authority of the U.S. government, primarily the FCC, and the national communications authorities of all countries in which we operate. We may need to obtain regulatory approval for the operation of any of our future services and the licenses obtained may impose operational restrictions on us, which could affect the utilization of our technology, products and services. Our business, financial condition and results of operations could be materially adversely affected as a result.

Because the regulatory schemes vary by country, we may be subject to regulations in foreign countries of which we are not presently aware. If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our operations in that country. There can be no assurance that any current regulatory approvals held by us or our partners are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis, or at all, in all jurisdictions in which we wish to deploy our technology, products and services, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to deploy our technology, products and services internationally could have a material adverse effect on our financial condition and results of operations.

OUR REVENUE MAY BE ADVERSELY AFFECTED FROM SATELLITE MALFUNCTIONS.

Our ability to generate revenue from licensing our technology to satellite service providers is susceptible to risks unique to the satellite industry, including malfunction of existing satellites and delay or failure in launching new satellites. Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit, including malfunctions commonly referred to as anomalies that have occurred in existing satellites. Anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly and the availability of operational redundancies.

THE CURRENT CONCERNS ABOUT THE ACTUAL OR PERCEIVED HEALTH RISKS RELATING TO ELECTROMAGNETIC AND RADIO FREQUENCY EMISSIONS, AS WELL AS THE ATTENDANT PUBLICITY OR POSSIBLE RESULTANT LITIGATION, MAY HAVE A NEGATIVE EFFECT ON OUR REVENUES.

Media and other reports have suggested that electromagnetic and radio frequency emissions from wireless telephone handsets and base stations may cause health problems, including cancer. There is also some concern that these emissions may interfere with the operation of certain electronic equipment, including automobile braking and steering systems. The actual or perceived risks relating to wireless communications devices and base stations, or press reports about these risks, could adversely affect us by reducing our revenues from licensing USM technology for mobile communications and other wireless applications, and could have a negative impact on the market price of our shares. In addition, if a link between electromagnetic or radio frequency emissions and adverse health concerns is demonstrated, government authorities could increase regulation of wireless handsets and base stations or mobile communications service providers as a result of these health concerns. Any such regulation could also have a materially adverse effect on our financial position and results of operations.

RISKS RELATED TO  VOICE-OVER-INTERNET  PROTOCOL  (VOIP)

INDUSTRY THE FAILURE OF INTERNET PROTOCOL (IP) NETWORKS TO MEET THE RELIABILITY AND QUALITY STANDARDS REQUIRED FOR VOICE AND VIDEO COMMUNICATIONS COULD RENDER OUR VOIP PRODUCTS AND SERVICES OBSOLETE OR UNMARKETABLE.

Circuit-switched telephony networks feature very high reliability, with a guaranteed quality of service. In addition, such networks have imperceptible delay and consistently satisfactory audio quality. Emerging broadband IP networks, such as LANs, WANs, and the Internet, or emerging last mile technologies such as cable, digital subscriber lines, and wireless local loop, may not be suitable for telephony unless such networks and technologies can provide reliability and quality consistent with these standards. If IP networks and/or last mile technologies are unsuitable for telephony services, then our VoIP business will suffer.

OUR PRODUCTS AND SERVICES MUST COMPLY WITH INDUSTRY STANDARDS, FCC REGULATIONS, STATE, COUNTRY-SPECIFIC AND INTERNATIONAL REGULATIONS, AND CHANGES MAY REQUIRE US TO MODIFY EXISTING PRODUCTS.

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products and services from multiple providers are able to communicate with each other. Our IP telephony products and services rely heavily on standards such as SIP, H.323, MGCP and Megaco, among others, to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the FCC regarding electromagnetic radiation and safety standards established by Underwriters Laboratories (UL), as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products and services or develop and support new versions of our products and services. The failure of our products and services to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt the manufacture of our IP telephony products and the deployment of services based on such products, which would have a material adverse effect on our business, financial condition and operating results.

FUTURE LEGISLATION OR REGULATION OF THE INTERNET AND/OR VOICE- AND VIDEO-OVER-IP SERVICES COULD RESTRICT OUR BUSINESS, PREVENT US FROM OFFERING SERVICE OR INCREASE OUR COST OF DOING BUSINESS.

At present there are few laws, regulations or rulings that specifically address access to or commerce on the Internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to Internet communications, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, imposing regulations and requirements related to the handling of emergency 911 services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments or other legislative bodies will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

Many regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC and other state regulatory agencies. The FCC has initiated a notice of public rule-making in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony. There is risk that a regulatory agency requires us to conform to rules that are unsuitable for IP communications technologies, or to rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which aeroTelesis offers service to its customers. It is not possible to separate the Internet, or any service offered over it, into intrastate and interstate components. While suitable alternatives may be developed in the future, the current IP network does not enable us to identify the geographic nature of the traffic traversing the Internet. There is also risk that specific emergency 911 requirements imposed by a regulatory agency may impede our ability to offer service in a manner that conforms to these requirements. While we are developing technologies that seek to provide access to emergency services in conjunction with our IP communications offerings, the existing requirements, which are tethered to and dependent upon the legacy PSTN (Public Switched Telephone Network), neither work in an IP environment nor take advantage of the significantly enhanced capabilities of the IP network.

Several states have recently shown an interest in regulating VoIP services as they do for providers of traditional telephone service. If this trend continues, and if state regulation is not preempted by action by the U.S. federal government, we may become subject to a bevy of state regulations and taxes, which would increase our costs of doing business, and adversely affect our operating results and future prospects. The effects of federal or state regulatory actions could have a material adverse effect on our business, financial condition and operating results.

We may in the future receive directives from some state regulators that we register as a telecommunications provider in their states. In response, we are taking the position that VoIP is not, and should not be, subject to such regulations because VoIP is an information service, not a telecommunication service. However, these states may reject our position and may subject us to regulation and require us to pay associated charges and taxes. As a result, our business, financial condition and results of operations could be materially and adversely affected.

RISKS RELATED TO OPERATIONS IN FOREIGN COUNTRIES

WE INTEND TO OPERATE IN SOME MARKETS THAT ARE CONSIDERED POLITICALLY UNSTABLE, WHICH COULD NEGATIVELY AFFECT OUR OPERATIONS.

We intend to deploy wireless communication networks in various countries around the world and are subject to government regulation in each market. The governments differ widely with respect to structure, constitution and stability, and some of these countries lack mature legal and regulatory systems. To the extent that our operations depend on governmental approval and regulatory decisions, the operations may be adversely affected by changes in the political structure or government representatives in each of the markets in which we operate. Recent political and economic changes have resulted in political and regulatory uncertainty in certain countries in which we operate. We cannot assure you that factors such as these will not have a material adverse effect on our operations in particular countries.

WE OPERATE IN A NUMBER OF JURISDICTIONS, ANY OF WHICH COULD EFFECT CHANGES TO ITS LAWS THAT COULD UNFAVORABLY AFFECT OUR FINANCIAL STATUS.

We will hold interests in our wireless communication services businesses through our subsidiaries and affiliates in various jurisdictions in and outside of the U.S. There can be no assurance that the laws or administrative practices relating to taxation (including the current position as to withholding taxes on dividends from the ventures and tax concessions in certain operations), foreign exchange or otherwise in these jurisdictions will not change. Any such change could have a material adverse effect on our financial affairs and on our ability to receive funds from the ventures.

WE INTEND TO FORM VENTURES THAT WILL RECEIVE REVENUE, IF ANY, THAT IS DENOMINATED IN THE LOCAL CURRENCY. IN THE FUTURE, ANY OF THE COUNTRIES IN WHICH THESE VENTURES ARE LOCATED COULD IMPOSE FOREIGN EXCHANGE CONTROLS, WHICH COULD RESTRICT OUR ABILITY TO RECEIVE FUNDS FROM THE VENTURES.

Most of our ventures in which we will have interests would receive substantially all of their future revenues, if any, in the currency of the markets in which they plan to operate. We expect to derive substantially all of our revenues through funds generated by the ventures and, therefore, we will rely on the ability of the ventures to transfer funds to us. Although there are foreign exchange controls in some of the countries in which we will operate, which could significantly restrict the ability of these ventures to pay interest and dividends and repay loans by exporting cash, instruments of credit or securities in foreign currencies, we expect no material difficulty in obtaining permits to allow our ventures to export cash to us. There can be no assurances, however, that this will be the case. In addition, in some countries, it may be difficult to convert large amounts of local currency into foreign currency because of limited foreign exchange markets. The practical effect of this is likely to be time delays in accumulating significant amounts of foreign currency. In addition, a few countries in which we plan to operate restrict the export of cash in local currencies. There can be no assurance that additional foreign exchange control restrictions will not be introduced in the future or that our ability to receive funds from the ventures will not subsequently be restricted.

CURRENCY FLUCTUATIONS OR DEVALUATIONS COULD REDUCE THE AMOUNT OF PROFIT AND ASSETS THAT WE ARE ABLE TO REPORT.

Exchange rates for currencies of the countries in which our ventures plan to operate may fluctuate in relation to the U.S. dollar, and such fluctuations may have a material adverse effect on our earnings, assets or cash flows when translating local currency into U.S. dollars. For each venture that reports in a currency other than the U.S. dollar, a decrease in the value of that currency against the U.S. dollar would reduce our profits while also reducing both our assets and liabilities. To the extent that our ventures retain earnings or distribute dividends in local currencies in the future, the amount of U.S. dollars we will receive will be affected by fluctuations of exchange rates for such currencies against the U.S. dollar. We generally are not currently hedging our foreign currency exposure.

OUR ABILITY TO OFFER SERVICES OUTSIDE THE U.S. IS SUBJECT TO THE LOCAL REGULATORY ENVIRONMENT, WHICH MAY BE COMPLICATED AND OFTEN UNCERTAIN.

Regulatory treatment of satellite and mobile communication services, as well as Internet telephony services, outside the U.S. varies from country to country. aeroTelesis plans to distribute its products and services through local partners that may be subject to telecommunications regulations in their home countries. The failure of these partners to comply with these laws and regulations could reduce our revenue and profitability. Because of our relationship with the partners, some countries may assert that we are required to register as a telecommunications carrier in that country. In such case, our failure to do so could subject us to fines or penalties. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. Regulatory developments such as these could have a material adverse effect on our operations.

In many countries in which we plan to operate or plan to have our services sold, the status of the laws that may relate to our services is unclear. We cannot be certain that our customers, partners, resellers, or other affiliates are currently or will remain in compliance with regulatory or other legal requirements in their respective countries, that they or we will be able to comply with existing or future requirements, and/or that they or we will continue to be in compliance with any requirements. Our failure or the failure of those with whom we transact or plan to transact business to comply with these requirements could materially adversely affect our business, financial condition and results of operations.

OUR ABILITY TO REDUCE OUR FOREIGN CURRENCY EXPOSURE MAY BE LIMITED BY RESTRICTIONS ON BORROWINGS IN LOCAL CURRENCY.

At the venture level, we will seek to reduce our foreign exchange exposure arising from transactions through a policy of matching, as far as possible, assets and liabilities. Our ability to reduce our foreign currency exchange exposure may be limited by restrictions on borrowings in local currency.

POTENTIAL INFLATION IN LOCAL ECONOMIES MAY AFFECT SOME CUSTOMERS' ABILITY TO PAY FOR OUR VENTURES' SERVICES, AND IT MAY ALSO ADVERSELY AFFECT THE STABILITY OF THE OPERATING ENVIRONMENT IN THOSE AREAS.

Our operations will be dependent upon the economies of the markets in which we plan to have interests. These markets are in countries with economies in various stages of development or structural reform, some of which are subject to rapid fluctuations in terms of consumer prices, employment levels, gross domestic product and interest and foreign exchange rates. We may be subject to such fluctuation in the local economies and to the effect of such fluctuations on the ability of customers to pay for our ventures' services. In addition, these fluctuations may affect the ability of the market to support our satellite and mobile communication service operations or any growth in such operations. It is also possible that a period of significant inflation in any of our markets could adversely affect our costs and financial condition.

WE WOULD BE SUBJECT TO FOREIGN TAXES IN THE COUNTRIES IN WHICH WE PLAN TO OPERATE, WHICH MAY REDUCE AMOUNTS WE RECEIVE FROM OUR OPERATING VENTURES OR MAY INCREASE OUR TAX COSTS.

Many of the foreign countries in which we plan to operate have increasingly turned to new taxes, as well as aggressive interpretations of current taxes, as a method of increasing revenue. In addition, the provisions of new tax laws may prohibit us from passing these taxes on to our local customers. Consequently, these taxes may reduce the amount of earnings that we can generate from our services.

RISKS RELATED TO OPERATIONS IN THE PHILIPPINES AND INDONESIA

ANY RESULTS OF OPERATIONS MAY BE NEGATIVELY AFFECTED BY SLOW GROWTH RATES AND ECONOMIC INSTABILITY IN THE PHILIPPINES, INDONESIA AND IN ASIA.

In the past, the Philippines has experienced periods of slow growth, high inflation, significant devaluation of the peso, imposition of exchange controls, debt restructuring and electricity shortages and blackouts, and has been significantly affected by economic volatilities in the Asia-Pacific region.

In 2003, the Philippine government incurred a fiscal deficit of Php 199,900 million which was lower by approximately 6% from the Php 212,000 million incurred in 2002. The fiscal deficit incurred for 2003 represents 4.7% of the nominal gross domestic product, or GDP.

On January 27, 2004, Moody's downgraded the Philippine government's long-term foreign currency bond rating to "Ba2" with a negative outlook citing concerns over the government's fiscal deficit and unsettled political dynamics. The growing government fiscal deficit and a global increase in oil prices have resulted in increased concerns about the political and economic stability in the Philippines. This, in turn, has resulted in the depreciation of the peso against the U.S. dollar. We cannot assure you that these factors will not affect our results of operations in a materially adverse manner.

Indonesia's economy remains significantly affected by the 1997 Asian economic crisis and substantially reliant on the support of international agencies to prevent sovereign debt defaults. The economic difficulties faced by Indonesia during the 1997 Asian economic crisis resulted in, among other things, significant volatility in interest rates. Such volatility had a material adverse impact on the ability of many Indonesian companies to service their existing indebtedness. High interest rates during the crisis made it difficult for Indonesian companies to raise necessary funding and to maintain payments on debt. The interest rate for one-month Bank Indonesia certificates (SBI) ranged from 10.5% in June 1997 to a peak of 70.8% in July 1998. The one-month SBI interest rate was 7.33% on April 30, 2004.

Indonesia continues to have a significant budget deficit, limited foreign currencies reserves, a volatile currency and a weak banking sector. High inflation continues to hinder economic recovery. During 2003, the inflation rate was approximately 5.1%. Any continuation or worsening of economic conditions, including significant depreciation of the Rupiah or increase in interest rates or inflation, could materially adversely affect us and our corporate and retail customers. This, in turn, could materially and adversely affect our financial condition and results of operations, including our ability to sell our services and implement our business strategy.

OUR BUSINESS MAY BE AFFECTED BY POLITICAL OR SOCIAL INSTABILITY IN THE PHILIPPINES AND IN INDONESIA.

In the past three years, an increasing number of kidnapping, criminal and terrorist activities have occurred in the Mindanao region of the Philippines, principally led by the extremist "Abu Sayyaf" group, which reportedly has ties to the Al-Qaeda terrorist network. There have been a series of bombing incidents in key cities in Mindanao, including Davao City. The armed conflict between the Philippine military and the communist Moro Islamic Liberation Front also continues in Mindanao. Violent acts arising from and leading to instability and unrest could have a material adverse effect on the performance of our business.

On May 10, 2004, the Philippines held presidential elections, as well as elections for members of the Senate and the Congress. The canvassing of votes has been concluded and resulted in a victory by the incumbent President Gloria Macapagal-Arroyo. The opposition has alleged irregularities in the presidential elections, such as stolen ballots and vote buying, and has threatened street protests. We cannot assure you that political events or terrorists' activities will not result in major public protest or the involvement of the military in politics. Any political instability in the future may have a negative effect on our results of operations and financial condition. We cannot assure you that the political environment in the Philippines will be stable or that the current or any future government will adopt economic policies conducive to sustained economic growth or which do not impact adversely on the current regulatory environment for telecommunications or other companies.

Indonesia has experienced social and civil unrest which has, on occasion, escalated into riots and violence. Separatist movements and clashes between religious and ethnic groups have resulted in social and civil unrest in parts of Indonesia. In the provinces of Aceh and Papua (formerly Irian Jaya), there have been numerous clashes between supporters of separatist movements and the Indonesian military. In the province of Maluku, clashes between religious groups have resulted in thousands of casualties and displaced persons over the past several years. Additionally, terrorist activities in Indonesia could destabilize the country. On August 5, 2003, a bomb exploded at the Marriott Hotel in Jakarta killing 13 people and injuring 149 others. Indonesian and U.S. government officials have indicated that these bombings may be linked to international terrorist organizations. No assurance can be given that further terrorist acts will not occur in the future. Such terrorist acts may be directed at foreigners in Indonesia or in relation to national elections scheduled for 2004. Following the commencement of hostilities in Iraq, a number of governments have issued warnings to their citizens in relation to a perceived increase in the possibility of terrorist activities in Indonesia, targeting foreign, particularly U.S., interests. Such acts could destabilize Indonesia and increase internal divisions within the government as it evaluates responses to such instability and unrest. Violent acts arising from and leading to instability and unrest could have a material adverse effect on the performance of our business.

Indonesia has experienced political instability in recent years. Since taking office in July 2001, President Megawati Sukarnoputri has generally received positive support both domestically and internationally as a result of appointing new cabinet officials and initiating policies to improve economic conditions. However, past political instability and the government's inability to prevent recent terrorist attacks has caused confidence in the Indonesian economy to remain low. National elections, including the first direct popular election of the president, are scheduled to occur in July 2004, and any uncertainty or political instability associated with these upcoming elections may impact Indonesia's economy and our business. We cannot assure you that the political environment in Indonesia will be stable or that the current or any future government will adopt economic policies conducive to sustained economic growth or which do not impact adversely on the current regulatory environment for telecommunications or other companies.

THE OCCURRENCE OF NATURAL CATASTROPHES MAY MATERIALLY DISRUPT OUR OPERATIONS.

The Philippines and Indonesia have experienced a number of major natural catastrophes over the years including typhoons, volcanic eruptions and earthquakes that may materially disrupt and adversely affect our business operations. We cannot assure you that any insurance coverage we choose to maintain for these risks will adequately compensate us for all damage and economic losses resulting from natural catastrophes.

RISKS RELATED TO LATIN AMERICA

ADVERSE LATIN AMERICAN ECONOMIC, POLITICAL AND SOCIAL CONDITIONS COULD AFFECT OUR FINANCIAL PERFORMANCE.

Any financial performance of our operations in the region is affected by economic, political and social conditions in Latin America. These conditions are volatile due to, among other factors, the following:

      o     significant governmental influence over local economies;

      o     substantial fluctuations in economic growth;

      o     historically high levels of inflation;

      o     devaluation or depreciation, or over-valuation of local currencies;

      o     exchange controls or restrictions on expatriation of earnings;

      o     high domestic interest rates;

      o     wage and price controls;

      o     changes in governmental economic or tax policies;

      o     imposition of trade barriers;

      o     unexpected changes in governmental regulation;

      o     social unrest; and,

      o     overall political and economic instability.

Many or all of these factors have occurred at various times in the last two decades, in most Latin American markets. Adverse economic, political and social conditions in Latin America may inhibit wireless usage and create uncertainty regarding our operating environment and, more generally, may have a material adverse effect on our ability to generate profit from our Latin American operations.

LATIN AMERICAN CURRENCIES HAVE BEEN SUBJECT TO FLUCTUATIONS, INCLUDING THE DEVALUATION OF THE ARGENTINE PESO, WHICH COULD ADVERSELY AFFECT REVENUES AND EXPENSES FOR OUR OPERATIONS IN THIS GEOGRAPHIC REGION.

Our reporting currency is the U.S. dollar and most of our revenues and expenses relating to our Latin American operations are denominated in the U.S. dollar. Nonetheless, the currencies of many Latin American countries have experienced substantial devaluations and volatility in recent years, and our revenues from customers will experience at least some impact if local currencies continue to exhibit the fluctuations typical in the past.

Our business, financial condition and results of operations may be adversely affected by declines in the value of the currencies of the Latin American countries in which we operate. Hedging strategies may be employed by us but may not prove effective to address the effects of foreign currency exchange movements on our financial condition or performance. In addition, our exposure to foreign currency exchange losses may be increased if we become subject to exchange control regulations that restrict our ability to convert local currencies into euro or U.S. dollars. Because our strategy partially involves generating revenues from our Latin American operations, our exposure to foreign currency movements is likely to increase over time.

RISKS RELATED TO OUR RELATIONSHIP WITH NATIONS

WE HAVE BUSINESS CONFLICTS OF INTEREST WITH NATIONS MOBILE NETWORKS LTD., THE RESOLUTION OF WHICH MAY NOT BE AS FAVORABLE TO US AS IF WE WERE DEALING WITH AN UNAFFILIATED THIRD PARTY.

We share our exclusive license to wireless telecommunications applications of the USM technology with Nations, holder of approximately 81% of our fully diluted common stock. In addition, we have entered into a Non Conflict and Cooperation Agreement with Nations which sets forth the principles to our ongoing business relationships together. Because we intend to continue to maintain our relationship with Nations and they will continue to control us, our performance under the Non Conflict Agreement and the terms of future transactions with Nations may or may not be comparable to those from unaffiliated third parties. See "Business - USM Technology Licenses" and also "Related Party Transactions."

Conflicts of interest may arise between Nations and us in a number of areas relating to historical and ongoing relationships, including potential competitive business activities, sales or distribution by Nations of all or any portion of its ownership interest in us, or Nations' ability to control our management and affairs. We cannot assure you that we will be able to resolve any conflicts we may have with Nations or, if we are able to do so, that the resolution will be favorable to us.

DUE TO ITS CONTROLLING INTEREST, NATIONS CONTROLS THE OUTCOME OF STOCKHOLDER VOTES.

Nations owns 81% of our fully diluted common stock. As long as Nations has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Nations will be in a position to continue to control all matters affecting us, including:

      o     a change of control, including a merger;

      o     our acquisition or disposition of assets;

      o     our future issuances of common stock or other securities;

      o     our incurrence of debt; and,

      o     our payment of dividends on our common stock.

Nations' ability to control us may result in our common stock trading at a price lower than the price at which it would trade if Nations did not have a controlling interest in us.

RISKS RELATED TO OUR COMMON STOCK

OUR STOCK PRICE IS VOLATILE DUE TO VARIOUS FACTORS, INCLUDING LIMITED MARKET LIQUIDITY OF OUR COMMON STOCK.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be volatile for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are thinly traded. Furthermore, we have relatively few common shares outstanding in the public float, since over 94% of our shares (diluted by stock options and debt conversion) are restricted stock held by less than twenty shareholders. The trading of relatively small quantities of shares by our shareholders has, and will probably continue to, disproportionately influence the price of our common stock in either direction. For example, the price for our common stock could decline significantly in the event that a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Finally, we will remain subject to a variety of internal and external factors that generally will affect our stock price. Examples of internal factors, which can generally be described as factors that are directly related to our operating performance or financial condition, would include the release of reports by securities analysts and announcements we may make from time-to-time relative to contracts or other arrangements we may enter into, our operating performance, including fluctuations in our operating results, or other business developments specific to the Company. Examples of external factors, which can generally be described as factors that are unrelated to the operating performance or financial condition of any particular company, include changes in interest rates and worldwide economic and market conditions and trends, as well as changes in industry conditions. Changes in the market price of our common stock may have no connection with our operating results, financial condition or prospects.

We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, or as to what effect, if any, that the availability or sale of our common stock will have on the prevailing market price.

WE MAY BE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH REVERSE MERGER TRANSACTIONS.

The Company resumed trading as a public company in July 2003 and completed a reverse merger in October 2003. The Company may not be able to withstand the additional expenses required of reporting companies. Furthermore, the Company may not be able to generate additional financing to fund the additional costs required of reporting companies. The Company may not have the wherewithal to attract the analyst and market support required post-merger in order to support the trading price of the Company's publicly traded common stock. There may be a limited ability to market the Company's stock, limiting the ability of new and existing stockholders to liquidate their stock. Additionally, there may exist certain liabilities of the dormant public company shell into which the Company merged which may be revealed in the future. The dormant public company shell into which the Company merged may have outstanding or pending legal problems or other contingencies that have not yet surfaced.

ITEM 7. FINANCIAL STATEMENTS

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                       Age              Positions Held and Tenure
------                     ---              --------------------------

Jagan Narayanan            51       Chairman, CEO and Director since 2004

Joseph Gutierrez           48       President, CFO and Director since 2002

Dr. Christopher Cox        48       Director since May, 2004


The Directors named above will serve until the next annual meeting of the Company's stockholder's. Thereafter, Directors will be elected for one-year terms at the annual stockholder's meeting. Officers will hold their positions at the pleasure of the Board of Directors. There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is selected as a Director or Officer of the Company.

There is no family relationship between or among any Officer and Director.

Due to the Company's small size, it has not yet established an audit or compensation committee. But as the Company expands its operations and management team, it intends to establish the following committees in the coming months:
Audit Committee, Compliance Committee, Nominating Committee and Executive Committee. The Company's ability to create these committees depends in large part on the Company being able to interest and attract independent directors willing to serve on the Board, of which there can be no assurances.

Business Experience

The Following is a brief account of the business experience during the last five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

DR. JAGAN NARAYANAN

Dr. Narayanan has served as Chairman of the Board and Chief Executive Officer of aeroTelesis since January 2004. Previously, Dr. Narayanan had served as Director of Network Deployment for the Company in 2003.

Dr. Narayanan brings 25 years of experience from the telecommunications industry, where he has successfully developed and marketed highly advanced digital, network and satellite-based wireless communication technologies, including nearly 20 years of senior project management, marketing and consulting with Lockheed Martin, Comsat, Loral Space & Communications and IBM. During his tenure at Loral, Dr. Narayanan served as Principal Systems Engineer developing and marketing new satellite-based solutions for global voice, interactive video and data markets. There, he also developed the systems and flight control strategies for Loral's then-owned new global cellular satellite network known as Globalstar. During his eight years with Comsat, Dr. Narayanan was responsible for the successful development, deployment and performance of the first-ever switching satellite built for commercial communications.

In 1998, Dr. Narayanan was a Solutions Architect for IBM telecommunications and media group in Santa Monica, California. During 1999 and 2000, Dr. Narayanan served as a senior consultant to several communication companies including Loral, Pacific Bell, and Media Digital. From 2000 to 2001, Dr. Narayanan served as the Director of Marketing at Broadlogic Network Technologies in Milpitas, California. From 2001 to 2003, Dr. Narayanan was a Senior Technical Advisor at Lockheed Martin Technical Operations.

Dr. Narayanan earned his Doctorate in Engineering at the University of Southern California, a Master's Degree in Electrical Engineering at the University of California at Irvine, and his MBA at Pepperdine University in Los Angeles.

MR. JOSEPH GUTIERREZ

Mr. Gutierrez has served as President, CFO and Director for the Company since 2002. Mr. Gutierrez is also responsible for coordinating, maintaining, supervising all international business activities in Latin American countries, which includes direct interfacing with local representatives and governmental agencies.

Mr. Gutierrez has an extensive background in technology-based public entities, as well as management and consolidated accounting reporting for international corporations. He received his Masters in Business Taxation from Golden Gate University and his Bachelor of Science in Business Administration-Accounting/Finance from the California State University at Northridge.

From 1999 to 2002, Mr. Gutierrez served as CFO of WebCapital Ventures, with operations in Florida and California.

DR. CHRISTOPHER COX

Dr. Christopher Cox was appointed as a member of the Board of Directors effective as of March 27, 2004. He will serve as our Company Advisor to Africa and assist with business development. Dr. Cox is a physician in the Los Angeles area and has served as President and CEO of C.M. Cox Medicinal Distributions, LLC since 2003. Dr. Cox is also the owner of two other establish clinics in the Los Angeles area since 1992. He graduated from the University Of South Alabama College Of Medicine with his Doctor of Medicine degree and received his Bachelor of Science degree from the University of Alabama at Tuscaloosa. Dr. Cox is a Fellow of the American College of Obstetrics-Gynecology and a Diplomat of the American Board of Obstetricians and Gynecologists.

Term of Office

The directors named above will serve until the next annual meeting of our stockholders. In absence of an employment agreement, officers hold their positions at the pleasure of the Board of Directors.

Code of Ethics

In June 2004 our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees.

ITEM 10. EXECUTIVE COMPENSATION

As of the date of the filing of this report, the Company's officers were paid the following compensation:

                                                              Long-Term Compensation Awards
Name              Position         Annual Compensation        Securities Underlying Options
------            ----------       --------------------       -----------------------------
Jagan Narayanan   Chairman/CEO      $19,000 (1.5 months)(1)   2,000,000 (2)

Joseph Gutierrez  President/CFO     $72,000                   550,000 (3)

--------------------

(1) Jagan Narayanan became the Chairman and CEO in January 2004 but did not draw a salary until the middle of February; his monthly salary is $14,000 per month, which equates to $168,000 per year.

(2) Mr. Narayanan has received options to purchase 1,000,000 Common Shares at $0.02 per share that begin to vest in 4th Quarter of 2004. He also received options to purchase 1,000,000 Common Shares at $2.00 per share that begin to vest in 2005.

(3) Mr. Gutierrez has received options to purchase 300,000 Common Shares at $0.02 per share that become exerciseable over time starting in 4th Quarter of 2004. He also received options to purchase 250,000 Common Shares at $2.00 per share that begin to vest in 2005.

Compensation of Directors

The Directors do not receive or accrue any compensation for his services as a Director, including committee participation and/or special assignments, except that Dr. Cox received unvested options to purchase 100,000 shares of the Company's common stock. In the future, it is anticipated that outside directors such as Dr. Cox will be compensated for their service to the Company through the issuance of (i) shares of common stock; or (ii) grants of options to purchase common stock; or (iii) cash, or a combination of all three. No such compensation plan is currently in effect but as the Company attempts to attract outside directors to serve on its Board, it is likely that the Company will institute such a plan.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers except as described above.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer's employment or from a change-in-control of the Company or a change in such executive officer's responsibilities following a change in control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no written employment agreements but plans to execute such agreements with all of its employees as well as those consultants that may transition into employee status.

Compensation Pursuant to Plans. Other than disclosed above, the Company has no plan pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals and group described in this item except its 2003 Stock Option Plan which reserved for issuance a total of 5,000,000 shares for issuance to officers, directors, advisors and consultants. These options were all issued in 2003. The Company also reserved for issuance a total of 7,000,000 shares of its common stock to officers, directors, consultants and advisors in September, 2003, of which all options have been granted.

Aggregated Option. Fiscal Year-End Value.

The following table provides information, with respect to the executive officers, concerning unexercised options held by them at the end of the 2003 fiscal year. None of the executive officers exercised any stock appreciation rights during the 2003 fiscal year and no stock appreciation rights were held by the named executive officers at the end of such year.


    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                                        VALUE OF UNEXERCISED
                            NUMBER OF UNEXERCISED OPTIONS AT                IN-THE-MONEY
           NAME                    FISCAL YEAR END (#)             OPTIONS AT FISCAL YEAR END (1)
           ----                    -------------------             ------------------------------
                              EXERCISABLE      UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
                              -----------      -------------       -----------      -------------
Jagan Narayanan                                   2,000,000            $  0         $10,780,000
                                   0

Joseph Gutierrez                   0                550,000               0           3,014,000

(1) Based on a market value of $6.40 per Common Share on March 31, 2004.

Compensation of Directors. Directors of the Company are entitled to reasonable reimbursement for their travel expenses in attending meetings of the Board of Directors. It is expected that compensation plans will be established for outside directors that the Company plans to engage in the coming months. Such compensation plan is likely to be comprised of quarterly cash payments and/or stock options.

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual names above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Section 16(a) Beneficial Ownership Reporting Compliance.

As of the year ended March 31, 2004, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                                  Position                   Filed Reports
----                                  --------                   -------------

Jagan Narayanan                     Chairman & CEO                     No
                                            Director

Joseph Gutierrez                    President & CFO                    No
                                            Director

Dr. Christopher Cox                 Director                           No

Nations Mobile                      Shareholder                        No
Networks Ltd.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

There were 81,288,658 shares of the Company's common stock (post-split) issued and outstanding on March 31, 2004. No preferred shares were issued and outstanding at March 31, 2004. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

---------------------           -------------------             ------------
Name and Address                Number of Shares                Percent of
                                Beneficially Owned              Shares Owned
---------------------           -------------------             ------------

Jagan Narayanan * (1)                  0                            0%
1544 S. Sepulveda Blvd.Ste.118
Los Angeles, Ca 90025

---------------------           -------------------             ------------

Joseph Gutierrez * (1)                 0                            0%
1544 S. Sepulveda Blvd.Ste.118
Los Angeles, CA  90025

---------------------           -------------------             ------------

Dr. Christopher Cox * (1)              0                            0%
1544 S. Sepulveda Blvd. Ste.118
Los Angeles, Ca. 90025

---------------------           -------------------             ------------

Nations Mobile Networks Ltd.(2)     75,732,632                    93.067%
80 Raffles Place
UOB Plaza 1, #35/36-01
Singapore 048624

---------------------           -------------------             ------------

All Directors and                   0                            0%
Executive Officers as a
Group (three Persons) (1)

---------------------           -------------------             ------------

* Denotes officer and director

** Based on 81,288,658 shares outstanding plus 118,791 shares for warrants held by Nations-total 81,374,449.

(1) None of the options held by the officers and directors of the Company are or will become exerciseable within 60 days of July 12, 2004.

(2) Nations holds warrants to purchase 118,791 shares of common stock at $1.00 per share which are or will be exerciseable within 60 days of July 12, 2004.

Changes in Control. There are no arrangements known to the company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October, 2003, the Company entered into a Loan Agreement with its majority shareholder, Nations Mobile Networks, Ltd. ("Nations") whereby Nations agreed to provide a line of credit of $1,000,000 to the Company. The line of credit is for a one year term at a rate of seven percent (7%) interest. The Company also agreed to issue warrants at $1 per share to Nations which Nations may exercise on a quarterly basis and which will result in the debt owed by the Company to Nations being reduced by the amount of warrants exercised. For the quarter ended March 31, 2004, Nations has informed the Company it will exercise 613,791 warrants which satisfied the Company's debt to Nations as of March 31, 2004. Management believes that the terms and conditions of the Loan Agreement by and between the Company and Nations are fair and reasonable in the best interests of the Company and its shareholders.

In March, 2004, the Company entered into a Non-Conflict and Cooperation Agreement with Nations which provides for, among other things, the Company's use of the USM Technology in advanced wireless telecommunications services and provides guidelines for the use of those services in various regions of the world. This agreement expands upon the rights acquired by the Company in connection with Nations acquisition of controlling interest in the Company in October, 2003. As part of that transaction, the Company acquired from Nations the right to utilize and deploy the USM technology in the Philippines. Management believes that the terms and conditions of both the Cooperation Agreement and the Agreement and Plan of Reorganization are fair and reasonable and in the best interests of the Company and its shareholders.

In January, 2004, the Company's wholly owned subsidiary, aeroTelesis Philippines Ltd. ("ATP"), entered into a licensing and manufacturing agreement with Photron Technologies Ltd. ("Photron") which owns the USM technology which the Company intends to utilize in its operations and for which the Company acquired a license to deploy in the Philippines. As part of this Agreement, the Company agreed to pay certain sums to Photron in cash or stock and to make certain royalty payments as agreed to between the parties. The term of this Agreement is for ten years with subsequent five year terms if mutually agreed to by the parties. This agreement confirms the license granted to ATP for the Philippines and included wireless local loop, mobile voice networks, mobile data networks and voice over Internet protocol as the scope of wireless telephony services for which ATP has been granted a license in the Philippines. This agreement supplements that portion of the licensing agreement originally entered into between Photron and Nations which is applicable to ATP. Management believes the terms and conditions of this Agreement are fair and reasonable and in the best interests of the Company and its shareholders.

In February, 2004, the Company and Photron entered into a licensing and manufacturing agreement whereby Photron agrees to develop and manufacture on a semi-exclusive basis advanced wireless telecommunications products and systems for the Company and to develop and manufacture satellite network products and systems exclusively for the Company. As consideration, the Company will pay a country license fee to Photron for every country in which the Company deploys Photron's products and systems as well as making royalty payments to Photron.

In connection with the Company's obligations to Photron, the Company issued Photron shares of Company's common stock during the fiscal year ended March 31, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated June 18, 2004

Balance Sheet for the Fiscal Year Ended March 31, 2004

Statements of Operations for the Fiscal Years Ended March 31, 2004 and 2003

Statement of Stockholders' Equity (Deficit) For the Years Ended March 31, 2004 and 2003

Statements of Cash Flows For the Years Ended March 31, 2004 and 2003

Notes to Financial Statements


The following exhibits are filed with this report.

Exhibits          Description
--------          -----------

10.1              Pacific Realm 2003 Stock Option Plan

10.2              aeroTelesis, Inc. 2003 Stock Option Plan

10.4              Nations Cooperation Agreement

10.5              Photron License Agreement

10.6              Photron Technology Cooperation & Development Agreement

14.1              aeroTelesis, Inc. Code of Conduct, Ethics and Integrity

23.1 Consent of Clyde Bailey, P.C. with respect to aeroTelesis, Inc. and subsidiaries

31.1 Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2 Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

31.3 Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended March 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by Clyde Bailey P.C. during the fiscal years ended March 31, 2004 and March 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.


                                  March 31, 2004        March 31, 2003
                                  --------------        --------------

(i)         Audit Fees            $2,500.               $2,501.

(ii)        Audit Related Fees    $4,355.               $9,725.

(iii)       Tax Fees              $0                    $0

(iv)        All Other Fees        $0                    $0


AUDIT FEES. Consists of fees billed for professional services rendered for the audit of aeroTelesis, Inc.'s financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of aeroTelesis, Inc. financial statements and are not reported under "Audit Fees."

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2003 or 2002.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The  Company  currently  does  not  have  a  designated  Audit  Committee,   and
accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AEROTELESIS, INC.


Date July 10, 2004                      /s/ Jagan Narayanan
                                        ---------------------------
                                        Dr.  Jagan  Narayanan,  CEO
                                        Director

Date July 12, 2004                      /s/ Joseph Gutierrez
                                        ---------------------------
                                        Joseph Gutierrez, CFO
                                        Director

Board of Directors
aeroTelesis Inc.



                          INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of aeroTelesis. Inc, a development stage enterprise, ("Company") as of March 31, 2004 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years ended March 31, 2004 and when the Company reemerged as a development stage enterprise (October 3, 2003) to March 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31,2004 and the results of its operations and its cash flows for the years ended March 31, 2004 and when the Company reemerged as a development stage enterprise (October 3, 2003) to March 31, 2004 in conformity with accounting principles generally accepted in the United States.



                                Clyde Bailey P.C.

San Antonio, Texas
June 18, 2004
                                aeroTelesis Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet
                              As of March 31, 2004

                                   A S S E T S

Current Assets
      Cash                                          10,687
      Prepaid Expenses                               1,463
                                             -------------

             Total Current Assets                                  12,150

Fixed Assets:
      Furniture & Fixtures                          39,199
      Accumulated Depreciation                      (1,960)
                                             -------------
             Total Fixed Assets                                    37,239

Other Assets:
      Deposits                                      17,832
      License, net                               2,698,781
                                             -------------
             Total Other Assets                                 2,716,613
                                                            -------------
             Total Assets                                   $   2,766,002
                                                            =============

                              L I A B I L I T I E S

Current Liabilities
      Accounts Payable and Accrued Expenses         61,283
                                             -------------
             Total Current Liabilities                             61,283


      Commitments and Contingencies                                     -

                      S T O C K H O L D E R S ' E Q U I T Y

Preferred Stock                                          -
      2,000,000 authorized shares, par value $.001
      no shares issued and outstanding
Common Stock                                         6,065
      2,000,000 authorized shares, par value $.00008
      81,288,658 shares issued and outstanding

Additional Paid-in-Capital                       3,280,338
Deficit accumulated during the
  development stage                               (581,684)
                                                         -
                                             -------------
  Total Stockholders' Equity                                    2,704,719
                                                            -------------
  Total Liabilities and Stockholders' Equity                $   2,766,002
                                                            =============


      The accompanying notes are integral part of the financial statements
                                aeroTelesis Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations

                                                                     Cumulative
                                                  Period Ended       During the
                                                      March 31      Development
                                                          2004            Stage
                                                  ------------     ------------
Revenues:
      Revenues                                    $     60,000     $     60,000
                                                  ------------     ------------
           Total Revenues                         $     60,000     $     60,000

Expenses:
      Contract Services                                268,599          268,599
      Rent                                              56,122           56,122
      Travel                                           238,391          238,391
      Legal & Professional Fees                          7,706            7,706
      Operating Expenses                                70,866           70,866
                                                  ------------     ------------

           Total Expenses                              641,684          641,684

           Net Loss from Operations               $   (581,684)    $   (581,684)
Provision for Income Taxes:

      Provision for Income Taxes                            --               --
                                                  ------------     ------------
           Net Loss                               $   (581,684)    $   (581,684)
                                                  ============     ============


Basic and Diluted  Loss Per Common Share                 (0.01)           (0.01)
                                                  ------------     ------------

Weighted Average number of Common Shares            42,974,826       80,508,159
  used in per share calculations                  ============     ============



      The accompanying notes are integral part of the financial statements


                                                          aeroTelesis Inc.
                                                  (A Development Stage Enterprise)
                                                  Statement of Stockholders' Equity


                                                                                            Deficit
                                                                                        Accumulated
                                                         Preferred     Common            During the
                                     Common  Preferred     $0.0001   $0.00008  Paid-In  Development   Accumulated  Stockholders'
                                     Shares     Shares   Par Value  Par Value  Capital        Stage       Deficit        Equity
                                 ----------  ---------   --------- ----------  -------  -----------   -----------  ------------
   Balance, April 1, 2002         5,474,826          -           -        438  973,017                   (979,515)       (6,060)
                                 ----------  ---------   --------- ----------  -------  -----------   -----------  ------------
   Net Income                                                                                              82,946        82,946
                                 ----------  ---------   --------- ----------  -------  -----------   -----------  ------------
   Balance, March 31, 2003        5,474,826          -           -        438  973,017                   (896,569)       76,886
                                 ----------  ---------   --------- ----------  -------  -----------   -----------  ------------
  Prior capital replaced
  by aeroTelesis
  Philippines capital
  under reverse
  takeover accounting                                                   (438)                             (16,102)      (16,540)

  Transferred to Additional
  Paid in Capital                                                             (912,671)                   912,671             -

  Curent capital replaced
  by aeroT
  Philippines capital
  upon consolidation
  under reverse
  takeover accounting            75,000,000                            6,000 1,606,225                                1,612,225

   March 1, 2004
   Stock Issued for License
   Agreement                        200,000                               16   999,984                                1,000,000

   March 31, 2004
   Stock Issued for Debt            613,832                               49   613,783                                  613,832

   Net Loss                                                                                (581,684)            -      (581,684)
                                 ----------------------------------------------------------------------------------------------
   Balance, March 31, 2004       81,288,658                            6,065 3,280,338     (581,684)            -     2,704,719
                                 ==============================================================================================



                                The accompanying notes are integral part of the financial statements

                                                                 F-4

                                aeroTelesis Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows



                                                                     Cumulative
                                                  Period Ended       During the
                                                      March 31      Development
                                                          2004            Stage
                                                  ------------     ------------
Cash Flows from Operating Activities:

    Net Income                                    $   (581,684)    $   (581,684)
    Adjustment to reconcile net income
     (loss) to net cash
    provided by (used in) operating activities
        Depreciation                                     1,960            1,960
    Changes in operating assets and liabilities:
        Receivables                                     54,000           54,000
        Deposits                                       (17,832)         (17,832)
        Prepaid Expenses                                16,642           16,642
        Accounts Payable                                49,244           49,244
                                                  ------------     ------------
Net Cash Used In  Operating Activities            $   (477,670)    $   (477,670)


Cash Flows from Investing Activities:

    Capital Expenditures                               (39,199)         (39,199)
    Licenses                                           (86,556)         (86,556)
                                                  ------------     ------------
Net Cash Used in Investing Activities             $   (125,755)    $   (125,755)
                                                  ------------     ------------

Cash Flows from Financing Activities:
    Debt Converted to Common Stock                     613,832          613,832
                                                  ------------     ------------
Net Cash Provided from Financing Activities       $    613,832     $    613,832
                                                  ------------     ------------
Net Increase (Decrease) in Cash                   $     10,407     $     10,407

Cash Balance,  Begin Period                                280              280
                                                  ------------     ------------
Cash Balance,  End Period                         $     10,687     $     10,687
                                                  ============     ============

Supplemental Disclosures:
    Cash Paid for interest                        $         --     $         --
    Cash Paid for income taxes                    $         --     $         --


      The accompanying notes are integral part of the financial statements
                                aeroTelesis Inc.
                          Notes to Financial Statements
                                 March 31, 2004



NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

aeroTelesis Inc., formerly Pacific Realm Inc., ("the Company") was incorporated under the laws of the State of Delaware in 1968 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The company has a total of 200,000,000 authorized common shares with a par value of $.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 81,288,658 common shares issued and outstanding and no preferred shares issued and outstanding as of March 31, 2004. The Company filed an amendment of its Certificate of Incorporation with the State of Delaware to increase the authorized shares from 20,000,000 authorized common shares to 200,000,000 authorized shares and to change its par value from $.0001 to $.00008 in March 2003. Also, on September 12, 2003, the Company approved a one-to-two forward stock split of the common stock shares. Additionally, the Company, on October 22, 2003, filed an amendment to the Articles of Incorporation with the State of Delaware to change the name of the Company to aeroTelesis, Inc.


Basis of preparation and presentation:

The accompanying consolidated financial statements have been prepared to reflect the legal acquisition on October 2, 2003 of aeroTelesis Philippines Inc ("ATP") by aeroTelesis Inc.. formerly Pacific Realm Inc. ("Company") (the "Acquisition"). The consolidated financial statements of the Company give effect to the Acquisition under which the shareholders of ATP exchanged all of their common shares of ATP for common shares of the Company.

Notwithstanding  its legal form,  the  Acquisition  has been  accounted for as a reverse takeover, as the former shareholders of ATP own in aggregate approximately 90% of the common shares of the Company, and so are now the majority shareholders of the Company. Also, as the Company was a company with nominal net non-monetary assets, the Acquisition has been accounted for as an issuance of stock by the Company accompanied by a recapitalization

As required under reverse takeover accounting, these financial statements have been issued under the name of the Company and reflect the share capital structure of ATP. However, they reflect the financial statements of ATP and account for the Acquisition as an acquisition of the Company by ATP. The consolidated financial statements therefore include:

     (a) a consolidated balance sheet prepared from the audited balance sheets of ATP and the Company as at December 31, 2003.

     (b) consolidated statements of operations, cash flows and changes in shareholders' equity prepared from the audited statements of operations, cash flows and changes in shareholders' equity (deficit) of ATP for the periods from October 2, 2003 to December 31, 2003 since there were no activity prior to the acquisition. The results of operations, cash flows and changes in shareholders' equity (deficit) of the Company are included commencing October 2, 2003, the effective date of the Acquisition.

                                aeroTelesis Inc.
                          Notes to Financial Statements
                                 March 31, 2004



NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

Development Stage Enterprise

The Company's current activity is the development of a communication network using the Ultra Spectral Modulation ("USM") technology. As a result, the Company has reemerged as a development stage enterprise effective October 2, 2003. The Company will continue to be considered to be in a development stage until it has begun significant operations and is generating significant revenues.

Federal Income Tax

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

                                aeroTelesis Inc.
                          Notes to Financial Statements
                                 March 31, 2004


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

Fair Value of Financial Instruments

Management estimates that the carrying value of financial instruments reported in the financial statements approximates their fair values

Comprehensive Income

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

Long-lived assets consist primarily of property and equipment and the license agreements. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2004 there was no impairment of the Company's long-lived assets based on the net present value of future revenue projections by management.

Stock-based compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for its employee stock option plans. Under this method, compensation expense is recorded on the vesting date only if the current market price of the underlying stock exceeds the exercise price at the date of grant. SFAS No.123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 for employee stock option grants. Option grants to non-employees will be recognized at their fair value as the services are provided and the options earned.

                                aeroTelesis Inc.
                          Notes to Financial Statements
                                 March 31, 2004


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)


Stock Purchase Warrants Issued with Notes Payable

The Company granted warrants in connection with the issuance of certain notes payable. Under Accounting Principles Board Opinion No.14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,", the relative estimated fair value of such warrants represents a discount from the face amount of the notes payable.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement further clarifies accounting for derivative instruments. The company believes the adoption of this Statement will have no material impact on its financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of SFAS 150 will have a material impact on our consolidated financial statements.

NOTE 2  -  COMMON STOCK

The company has a total of 200,000,000 authorized common shares and 2,000,000 preferred shares with a par value of $.00008 per share and with 81,258,658 common shares issued and outstanding and no preferred shares issued and outstanding as of March 31, 2004.

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

On July 1, 2003, the Board of Directors approved the "2003 Stock Option Plan" ("Stock Option Plan") for a total of 5,000,000 options (as adjusted for the forward split). The plan calls for the options to be issued as an incentive to employees and to be issued at fair market value at the date of grant. The options are to be for a term of ten years and no options are to be exercised after August 31, 2013. The Board of Directors granted a total of 5,000,000 stock options to founding directors and key management individuals. The options have an exercise price of $.02 per share.

                                aeroTelesis Inc.
                          Notes to Financial Statements
                                 March 31, 2004


NOTE 2  -  COMMON STOCK (CON'T)

On October 15, 2003, the Board of Directors approved the "2003 Stock Option Plan" ("Stock Option Plan") for a total of 7,000,000 options. The plan calls for the options to be issued as an incentive to employees and to be issued at fair market value at the date of grant. The options are to be for a term of ten years and no options are to be exercised after October 15, 2013. The Board of Directors granted a total of 7,000,000 stock options to founding directors and key management individuals. The options have an exercise price of $2.00 per share.

On October 3, 2003, the Company issued 75,000,000 shares of its common stock to Nations Mobile Ltd (formerly AeroTelesis Ltd) pursuant to the Agreement and Plan of Reorganization to acquire the subsidiary AeroTelesis Philippines, Inc.

In March of 2004, the Company issued 200,000 shares of common stock for the license to use the USM technology for wireless telephony services and satellite communication services in the Republic of Philippines..

On March 31, 2004, the Company agreed to issue 613,832 shares of common stock to Nations Mobile Network Ltd. ("Nations"). to convert the outstanding balance of the advances on the line of credit along with accrued interest to equity.

NOTE 3 - MERGER/LICENSE AGREEMENTS

On October 2, 2003, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Nations Mobile Network Ltd (formerly AeroTelesis Ltd.) ("ATL"), a British Virgin Islands company, whereby the Company issued 75,000,000 shares of "restricted securities" (common stock) to ATL in exchange for, among other things, all assets and operations of ATL's wholly-owned subsidiary, AeroTelesis Philippines, Inc. ("ATP"), a British Virgin Islands company, in consideration of the exchange of 100% of the issued and outstanding shares of ATP. ATL also gave a right of first refusal to the Company to acquire operations in other developing nations, primarily in Southeast Asia, Central and South America and the Middle East. The shares to be issued to ATL amount to approximately 92% in the aggregate of the post-Agreement outstanding voting securities of the Company.

Assets of ATP consists of the license from Photron Technologies LTD. to utilize the USM wireless technology in the Republic of the Philippines. An appraisal on the market share of the license in the Philippines was prepared and the value was appraised at substantially more than the $1,612,225 valued for the license in the Company's financial statement. Also, the agreement was initially agreed to in July 0f 2003 when the common stock was not being traded. Per EITF 95-19, the "measurement date" should be based on the market price of the stock over a reasonable period of time before and after the parties have reached an agreement. The value of the stock issued was arrived at by reviewing the "costs" that had been spent on the license and technology by ATL. Since the Company had placed a value of the stock at $.02 per share for stock options issued to consultants and directors in July 2003, the valuation for the stock issued for the assets seems to be a fair value for the stock issued.

On March 1, 2004 the Company agreed to issue 200,000 shares of common stock to Photron Technologies LTD. for the license the use and deployment of the USM technology for wireless telephony service and satellite communication services in the Republic of the Philippines. The value of the licenses has been placed at $5 per share (average fair value of stock) or $1,000,000.

                                aeroTelesis Inc.
                          Notes to Financial Statements
                                 March 31, 2004


NOTE 4 - INCOME TAXES

The components of the provision for income tax (expense) benefits are as follows:


                                                           Cummulative During
                                                  March 31    the Development
             Deferred:                                2004              Stage
                                             -------------  ----------------
                     Federal                       182,012            182,012
                     State                          25,225             25,225
                                             -------------  ----------------
                                                   207,237            207,237
                                             =============  ================

Such income tax (expense) benefits are included in the accompanying consolidated financial statements as follows:


                                                  March 31        Cummulative
                                                      2004       During Stage
                                             -------------  -----------------
   Income from operations                          214,816            214,816
   Non-Deductible Expenses                           7,803              7,803
   Less: Valuation Allowance                      (222,619)          (222,619)
                                             -------------  -----------------
                                                         -                  -
                                             =============  =================


The above provision has been calculated based on Federal and State statutory rates in the adjusted rates of 34% for Federal and 4.5% for State tax rates. Net operating losses expire twenty years from the time they are incurred for federal tax purposes.
Temporary differences, which give rise to deferred tax assets and liabilities are as follows:


                                                           Cummulative During
                                                  March 31    the Development
             Deferred tax assets;                     2004              Stage
                                             -------------  ----------------
Deferred tax asets;
             Net Operating Loss                    222,619            222,619
             Valuation Allowance                  (222,619)          (222,619)
                                             -------------  -----------------
Net deferred tax assets                                  -                  -
                                             =============  =================
                                aeroTelesis Inc.
                          Notes to Financial Statements
                                 March 31, 2004

NOTE 5 - FIXED ASSETS

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 5 - 7 years on furniture and equipment.


                                                 March 31,
                                                      2004
                                             -------------
               Office equipment              $      39,199
                                             -------------

                                             $      39,199
               Less Accumulated Depreciation        (1,960)
                                             -------------
               Net Property and Equipment    $      37,239
                                             =============

Depreciation for the year ending March 31, 2004 was $1,960.

NOTE 6 -  RELATED PARTY TRANSACTIONS

The major shareholder, Nations Mobile Network Ltd ("Nations") entered into a Loan Agreement dated October 5, 2004 to advance the Company up to $1,000,000 for operations for a twelve month period which said note can be renewed for another twelve months. Nations has issued the license to the Company to utilize the USM wireless technology in the Republic of the Philippines Note 7 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended March 31, 2004 and 2003.


                                                Year Ended        Cummulative
                                                  March 31         During the
                                                      2004  Development Stage
                                             -------------  -----------------
Numerator:
  Net income (loss) from continuing operations    (581,684)          (581,684)

Denominator:
  Basic weighted average shares outstanding     42,974,826         80,508,159
  Dilutive options                              12,000,000         12,000,000

     Denominator for diluted EPS                54,974,826         92,508,159

Earnings/(loss) per share:
Basic                                        $       (0.01) $           (0.01)
Diluted                                      $       (0.01) $           (0.01)
                                aeroTelesis Inc.
                          Notes to Financial Statements
                                 March 31, 2004


NOTE 8 - STOCK OPTIONS

The Company has adopted a stock option plan (the Plan) for employees, consultants and directors of the Company. Stock options granted pursuant to the Plan shall be authorized by the Board of Directors. The aggregate number of shares, which may be issued under the Plan, shall not exceed 5,000,000 shares of common stock. Stock options are granted at prices not less than 100% of the fair market value on the date of the grant. All options granted, for the periods presented, have been at fair market value..
In July 2003, the Company granted 5,000,000 stock options to various consultants and directors for services rendered valued at $39,968 (estimated based on the Black Scholes option pricing model pursuant to SFAS 123) in connection with consulting agreements. The stock options had an exercise price of $0.02, and vested on the grant dates.
In October 2003, the Company granted 7,000,000 stock options to various consultants and directors for services rendered valued at $1,470,000 (estimated based on the Black Scholes option pricing model pursuant to SFAS 123) in connection with consulting agreements. The stock options had an exercise price of $2.00, and vested on the grant dates.
Information with respect to stock option activity is as follows:


                                                         2004
                                             ----------------------------
                                                              Weighted
                                                               Average
                                                              Exercise
                                                Shares         Price
                                             -------------  -------------
Outstanding at beginning of year                         0  $           0
Granted                                         12,000,000  $        1.18
Exercised                                    -------------  -------------
Outstanding at end of year                      12,000,000           1.18
Options exercisable at end of year              12,000,000           1.18
Weighted-average fair value of
options granted during the year                  5,470,000  $         .45
                                aeroTelesis Inc.
                          Notes to Financial Statements
                                 March 31, 2004

NOTE 8 - STOCK OPTIONS (CON'T)

The following information applies to options outstanding at March 31, 2004.



                                                    Options Outstanding             Options Exercisable
                                        -------------------------------------   ---------------------------
                                                 Weighted
              Range of                  Average Remaining    Weighted Average              Weighted Average
       Exercise Prices         Shares    Contractual Life      Exercise Price      Shares    Exercise Price
       ---------------         ------    ----------------      --------------   ----------    --------------
            $ .02           5,000,000                 9.1                 .02   5,000,000               .02
            $.2.00          7,000,000                 9.5                2.00   7,000,000              2.00



The following outlines the significant assumptions used to estimate the fair value information presented utilizing the Black-Scholes option pricing model for the year ended March 31, 2004:


Risk free interest rate                  2.75
Average expected life                     9.3 years
Expected volatility                        25%
Expected dividends                       None

NOTE 9 - LONG-TERM DEBT

On September 25, 2003, the Company entered into a loan agreement with Nations for a line of credit up to $1,000,000 for a period of twelve months as a working capital loan. The loan agreement contained an interest provision of 7% to be accrued quarterly. The Company issued warrants (at fair vaule on the commitment date) to Nations for 1,000,000 shares to be used to convert the debt to common stock at the rate of $1.00 per share. These warrants were valued using the Black Scholes option pricing model; the relative fair value was insigificant when granted. On March 31, 2004, the Company issued 613,832 shares of common stock for the outstanding principle and accrued interest.

                                aeroTelesis Inc.
                          Notes to Financial Statements
                                 March 31, 2004


NOTE 10 - LEASES

Future minimum payments, by year and in the aggregate, under an operating lease for office space and an equipment lease with a remaining term in excess of one year as of March 31, 2004, is as follows:

                                 Year
                                 ----
                                 2005        $      89,028
                                 2006               66,771
                              Thereafter                 0
                                             -------------
              Total minimum lease payments   $     155,799
                                             =============


Rent expense was $56,122 and $-0- for the years ended March 31, 2004 and 2003, respectively.


NOTE 11 - SUBSEQUENT EVENTS

On May 25, 2004, the Company approved a two percent (2%) stock dividend for all shareholders of record as of May 31, 2004 with a mandatory delivery of each shareholder's old stock certificate to get a new stock certificate which includes the stock dividend.