Form 10QSB
period 2004-06-30
AEROTELESIS INC
filed 2004-08-13
CIK 17544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from N/A to N/A

                         Commission File Number: 0-5014

                                AEROTELESIS, INC.
                                ----------------
                 (Name of Small Business Issuer in its charter)

         Delaware                                        95-2554669
         --------                                        ----------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification Number)

             1554 S Sepulveda Blvd. Suite 118, Los Angeles, CA 90025
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number:  (310) 235-1727

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

      Class                        Outstanding at June 30, 2004
Common Stock, $.00008                         83,085,945 shares
                                              -----------------
      par value                        Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes[] No[x]

AEROTELESIS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended March 31, 2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending March 31, 2005. The financial statements are presented on the accrual basis.


                                AEROTELESIS INC.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity

                                                                                               Deficit
                                                                                              Accumulated
                                                     Preferred       Common                   During the
                               Common     Preferred   $0.0001       $0.00008       Paid-In   Development   Accumulated Stockholders'
                               Shares       Shares   Par Value      Par Value      Capital     Stage        Deficit       Equity
                            -------------  ----------------------  ------------  -----------------------  ------------ -------------
 Balance, April 1, 2002      5,474,826            -          -           438        973,017                (979,515)#       (6,060)
                          ---------------------------------------------------------------------------------------------------------
 Net Income                                                                                                  82,946         82,946
                          -------------   ---------- ----------  ------------  -------------            ------------  -------------
 Balance, March 31, 2003     5,474,826            -          -           438        973,017                (896,569)#       76,886
                          ---------------------------------------------------------------------------------------------------------

Prior capital replaced
 by aeroTelesis                                                         (438)                               (16,102)       (16,540)
Philippines capital
under reverse
takeover accounting

Transferred to
 Additional Paid in Capital                                                        (912,671)                912,671              -

Curent capital replaced
 by aeroTeles               75,000,000                                 6,000      1,606,225                              1,612,225
Philippines capital
 upon consolidation
 under reverse
 takeover accounting

 March 1, 2004
 Stock Issued for
  License Agreements           200,000                                    16        999,984                              1,000,000

 March 31, 2004
 Stock Issued for Debt         613,832                                    49        613,783                                613,832

 Net Loss                                                                                    (581,684)            -       (581,684)
                          ---------------------------------------------------------------------------------------------------------
 Balance, March 31, 2004    81,288,658                                 6,065      3,280,338  (581,684)            -      2,704,719
                          =========================================================================================================

June 16, 2004
 Stock Dividend              1,610,174                                   129           (129)        -

 June 30, 2004
 Stock Issued for Debt         187,113                                    15        187,098                                187,113

 Net Loss                                                                                    (162,952)                    (162,952)
                          ---------------------------------------------------------------------------------------------------------
 Balance, March 31, 2004    83,085,945                                 6,209      3,467,307  (744,636)            -      2,728,880
                          =========================================================================================================



                                AEROTELESIS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                  JUNE 30         MARCH 31
                                                                    2004           2004
                                                                 -----------    -----------
           ASSETS

Current Assets:
Cash                                                             $    19,161    $    10,687
Accounts Receivable                                                   23,500             --
Prepaid Expenses                                                         975          1,463
                                                                 -----------    -----------
           Total Current Assets                                       43,636         12,150

Fixed Assets:
Furniture & Equipment, net                                            63,042         37,239

Other Assets:
Deposit                                                               18,468         17,832
License                                                            2,698,781      2,698,781
                                                                 -----------    -----------
           Total Other Assets                                      2,717,249      2,716,613
                                                                 -----------    -----------
           Total Assets                                          $ 2,823,927    $ 2,766,002
                                                                 ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                                 $    95,047    $    61,283
                                                                 -----------    -----------
           Total Current Liabilities                                  95,047         61,283

Commitments and Contigencies                                              --             --


Stockholders' Equity
Preferred Stock,  $.0001 par value,  2,000,000 shares                     --             --
       authorized;  none issued and outstanding
Common stock,  $.00008 par value,  200,000,000 shares                  6,209          6,065
       authorized; 83,085,945 and 81,288,658 shares issued and
       outstanding
Additional paid-in capital                                         3,467,307      3,280,338
Accumulated deficit during the development stage                    (744,636)      (581,684)
                                                                 -----------    -----------


           Total Stockholders' Equity                              2,728,880      2,704,719
                                                                 -----------    -----------

           Total Liabilities and Stockholders'  Equity           $ 2,823,927    $ 2,766,002
                                                                 ===========    ===========


                               AEROTELESIS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three Months Ended
                                                June 30        June 30
                                             ------------    ------------
                                                 2004            2003
                                             ------------    ------------
Revenues:
       Revenue                               $    121,010    $         --
                                             ------------    ------------

           Total revenues                         121,010              --

Operating Expenses:
       Legal & Professional Fees                  128,900          12,553
       Rent                                        26,261
       Salaries                                    43,537
       Travel                                      43,742
       General and Administrative                  41,522              --
                                             ------------    ------------

                                                  283,962          12,553
                                             ------------    ------------

           Income (Loss) from operations         (162,952)        (12,553)
                                             ------------    ------------

Provision for Income Taxes:
       Income Tax Benefit (Expense)                    --              --


           Net Income (Loss)                 $   (162,952)   $    (12,553)
                                             ============    ============

Loss per common share:

           From operations                   $      (0.00)   $      (0.00)
                                             ------------    ------------

Weighted average common shares outstanding     81,550,720       5,474,826
                                             ============    ============

                                AEROTELESIS, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                           Three Months Ended
                                                         June 30       June 30
                                                         ---------    ---------
                                                           2004          2003
                                                         ---------    ---------

Cash Flows from Operating Activities:
Net Income                                               $(162,952)   $ (12,553)


Adjustments to Reconcile net loss to net cash
 provided by (used in) operating activities:
        Changes in operating assets and liabilities:
           Accounts Payable                                 33,764           --
           Prepaid Expenses                                    488
           Deposit                                            (636)          --
           Accounts Receivable                             (23,500)          --
                                                         ---------    ---------
Net Cash provided by (used in) Operating Activities      $(152,836)   $ (12,553)

Cash Flows from Investing Activities:
        Fixed Assets                                       (25,803)          --
                                                         ---------    ---------
Net Cash provided by (used in) Investing Activities      $ (25,803)   $      --

Cash Flows from Financing Activities:
        Common Stock                                       187,113       15,000
                                                         ---------    ---------
Net Cash provided by (used in) Financing Activities      $ 187,113    $  15,000

Net Increase (Decrease) in cash and cash equivalents         8,474        2,447

Cash at beginning of period                              $  10,687    $   2,989
                                                         =========    =========

Cash at end of period                                    $  19,161    $   5,436
                                                         =========    =========

Supplemental disclosure:
        Total interest paid                              $      --    $      --
                                                         =========    =========

                                AeroTelesis, Inc.
                          Notes to Financial Statements
                                  June 30, 2004


NOTE 1- BASIS OF PRESENTATION

GENERAL
The consolidated unaudited interim financial statements of the Company as of June 30, 2004 and for the three months ended June 30, 2004 and 2003, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2004 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2004 and March 31, 2004, and the results of their operations for the three months ended June 30, 2004 and 2003, and their cash flows for the three months ended June 30, 2004 and 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of March 31, 2004 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

ORGANIZATION
AeroTelesis, Inc. ("the Company") was incorporated under the laws of the State of Delaware in 1968 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The company has a total of 200,000,000 authorized common shares with a par value of $.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 83,085,945 common shares issued and outstanding and no preferred shares issued and outstanding as of June 30, 2004. The Company filed an amendment of its Certificate of Incorporation with the State of Delaware to increase the authorized shares from 20,000,000 authorized common shares to 200,000,000 authorized shares and to change its par value from $.0001 to $.00008 in March 2003. Also, on September 12, 2003, the Company approved a one-to-two forward stock split of the common stock shares. Additionally, the Company, on October 22, 2003, filed an amendment to the Articles of Incorporation with the State of Delaware to change the name of the Company to AeroTelesis, Inc.

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

                                AeroTelesis, Inc.
                          Notes to Financial Statements
                                  June 30, 2004

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

BASIS OF PREPARATION AND PRESENTATION (CON'T)

issuance of stock by the Company accompanied by a recapitalization

As required under reverse takeover accounting, these financial statements have been issued under the name of the Company and reflect the share capital structure of ATP. However, they reflect the financial statements of ATP and account for the Acquisition as an acquisition of the Company by ATP. The consolidated financial statements therefore include:

     (a) a consolidated balance sheet prepared from the unaudited balance sheets of the Company and ATP at June 30, 2004.

     (b) consolidated statements of operations, cash flows and changes in shareholders' equity (deficit) prepared from the unaudited statements of operations, cash flows and changes in shareholders' equity (deficit) of the Company for the three months ended June 30, 2004 and the three months ended June 30, 2003 for ATP. The results of operations and cash flows changes in shareholders' equity (deficit) of the Company and ATP are included commencing October 3, 2003, the date of the Acquisition.

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

The Company issued a stock dividend effect June 16, 2004. A total of 1,610,174 shares were issued. The shares were recorded at par value since the retained earnings is at a deficit.

On June 30, 2004, the Company agreed to issue 187,113 shares of common stock to Nations Mobile Network Ltd. ("Nations"). to convert the outstanding balance of the advances on the line of credit along with accrued interest to equity.

                               AEROTELESIS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2004

NOTE 3 - LONG TERM DEBT

On September 25, 2003, the Company entered into a loan agreement with Nations for a line of credit up to $1,000,000 for a period of twelve months as a working capital loan. The loan agreement contained an interest provision of 7% to be accrued quarterly. The Company issued warrants (at fair vaule on the commitment date) to Nations for 1,000,000 shares to be used to convert the debt to common stock at the rate of $1.00 per share. These warrants were valued using the Black Scholes option pricing model; the relative fair value was insigificant when granted. On June 30, 2004, the Company issued 187,113 shares of common stock for the outstanding principle and accrued interest.

NOTE 4 - COMMITMENT AND CONTINGENCIES

The Company has not recognized any commitments or contingencies at this time.

NOTE 5 - SUBSEQUENT EVENTS

There are no other subsequent events that warrant disclosure in these financial statements.

                 [ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

Item 2. Management's Discussion and Analysis or Plan of Operation

      Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-KSB for the year ended March 31, 2004 and in the Company's other filings with the Securities and Exchange Commission.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ there from.

Results of Operations

      The Company realized a net loss of ($162,952) from operations for the three month period ended June 30, 2004 compared to a net loss of ($12,553) for the three month period ended June 30, 2003. The difference in results for this three month period as compared to the prior year is due to the Company's increased operating expenses for the quarter compared to the prior year. For the three month period ended June 30, 2004, the Company had revenue of approximately $121,000, composed of consulting income compared to no revenues for the three month period ended June 30, 2003. The net profit per share for the three month period ended June 30, 2004 was nil per share compared to a net profit per share of nil for the three month period ended June 30, 2003.

      The Company had costs and expenses of approximately $284,000 for the three month period ended June 30, 2004 compared to costs and expenses of approximately $13,000 for the three month period ended June 30, 2003. The Company's expenses consist of legal and professional fees, including consulting fees, of approximately $129,000, rent of approximately $26,000, salary expenses of approximately $44,000, travel expenses of approximately $44,000 and general and administrative expenses of approximately $42,000.

      The Company's assets at June 30, 2004 were $2,823,927 compared to assets of $2,766,002 at March 31, 2004. The difference is due to the Company's acquisition of furniture and equipment during the quarter as well as the Company's accounts receivables for the quarter. At June 30, 2004, the Company's current assets were comprised of cash of approximately $19,000, $975 in prepaid expenses and accounts receivable of $23,500 compared to cash of approximately $11,000, 1,463 in prepaid expenses at March 31, 2004. The Company's fixed assets are furniture and equipment of approximately $63,000, the Company's Other Assets are a deposit of $18,468 and a license of approximately $2,700,000 compared to fixed assets that included furniture and equipment of approximately 37,000 and Other assets that included a deposit of $17,832 and a license of approximately $2,700,000.

      The Company's liabilities at June 30, 2004 were approximately $95,000, comprised of accounts payable. The Company's liabilities at March 31, 2004 were approximately $61,000. The increase in liabilities is due to the Company's increased operating expenses.

      Total shareholders' (deficit) increased from ($581,684) at March 31, 2004 to ($744,636) at June 30, 2004.

      During the quarter ended June 30, 2004, the Company announced and implemented a two percent (2%) stock dividend for holders of the Company's common stock. This resulted in the issuance of approximately 1,610,174 shares of the Company's common stock during the quarter.

Liquidity and Capital Resources

      As of June 30, 2004, the Company had negative working capital of approximately ($51,000) consisting of approximately $44,000 in current assets and $95,000 in current liabilities. The Company had negative working capital of approximately ($49,000) at March 31, 2004 consisting of current assets of approximately $12,000 and $61,000 in current liabilities. The Company has a line of credit of $1,000,000 available to it to pay its operating and other expenses. As a result, the Company believes that it has adequate working capital for its current operations. However, the Company may seek additional sources of financing, including seeking to raise capital, to fund its operations for the fiscal year, If the need arises to increase the growth of the Company.

Effect of Inflation

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

      In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"(SFAS
146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Dr. Jagan Narayanan, chief executive officer of the Company, and Mr. Joseph Gutierrez, chief accounting officer of the Company, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

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

                            PART II OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are Inapplicable

Item No. 6 - Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed on June 8, 2004 and was the only report on Form 8-K filed during the three months ended June 30, 2004.

(b)   Exhibits

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AEROTELESIS, INC.

Date August 12, 2004                    By /s/ Jagan Narayanan
                                        Dr. Jagan Narayanan, CEO

                                        By/s/ Joseph Gutierrez
                                        Joseph Gutierrez, CFO