Form 10QSB
period 2004-09-30
AEROTELESIS INC
filed 2004-11-22
CIK 17544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from N/A to N/A

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

            APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                           Outstanding at September 30, 2004
Common Stock, $.00008                         83,183,129 shares
      par value                               -----------------
                                           Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

AEROTELESIS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended March 31, 2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending March 31, 2005. The financial statements are presented on the accrual basis.

                                AEROTELESIS INC.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                          Preferred        Common                   During the
                                              Common        Preferred      $0.0001        $0.00008     Paid-In      Development
                                              Shares         Shares       Par Value      Par Value     Capital         Stage
                                            -----------    -----------   -----------   -----------    -----------    -----------
 Balance, April 1, 2002                       5,474,826             --            --           438        973,017
                                            --------------------------------------------------------------------------------------
 Net Income

                                            -----------    -----------   -----------   -----------    -----------
 Balance, March 31, 2003                      5,474,826             --            --           438        973,017
                                            --------------------------------------------------------------------------------------

Prior capital replaced by aeroTelesis                                                         (438)
Philippines capital under reverse
takeover accounting

Transferred to Additional Paid in Capital                                                                (912,671)

Curent capital replaced by aeroTelesis       75,000,000                                      6,000      1,606,225
Philippines capital upon consolidation
under reverse takeover accounting

 March 1, 2004
 Stock Issued for License Agreements            200,000                                         16        999,984

 March 31, 2004
 Stock Issued for Debt                          613,832                                         49        613,783

 Net Loss                                                                                                               (581,684)
                                            --------------------------------------------------------------------------------------
 Balance, March 31, 2004                     81,288,658                                      6,065      3,280,338       (581,684)
                                            ======================================================================================

June 16, 2004
 Stock Dividend                               1,610,174                                        129           (129)            --

 June 30, 2004
 Stock Issued for Debt                          187,113                                         15        187,098

 Net Loss                                      (162,952)
                                            --------------------------------------------------------------------------------------
 Balance, March 31, 2004                     83,085,945                                      6,209      3,467,307       (744,636)
                                            ======================================================================================

July 12, 2004
 Stock Issued for Services                        2,168                                          0         10,000             --

 Sept 20, 2004
Stock Issued for Services                         6,000                                          0         30,000

 September 30, 2004
 Stock Issued for Debt                           89,016                                          6         89,010

 Net Loss                                                                                                               (188,354)
                                            --------------------------------------------------------------------------------------
 Balance, September 30, 2004                 83,183,129                                      6,216      3,596,317       (932,990)
                                            ======================================================================================

                                             Accumulated   Stockholders'
                                              Deficit        Equity
                                             -----------   -----------
 Balance, April 1, 2002                         (979,515)       (6,060)
                                            --------------------------
 Net Income                                       82,946        82,946

                                             -----------   -----------
 Balance, March 31, 2003                        (896,569)       76,886
                                            --------------------------

Prior capital replaced by aeroTelesis            (16,102)      (16,540)
Philippines capital under reverse
takeover accounting

Transferred to Additional Paid in Capital        912,671            --

Curent capital replaced by aeroTelesis                       1,612,225
Philippines capital upon consolidation
under reverse takeover accounting

 March 1, 2004
 Stock Issued for License Agreements                         1,000,000

 March 31, 2004
 Stock Issued for Debt                                         613,832

 Net Loss                                             --      (581,684)
                                            --------------------------
 Balance, March 31, 2004                              --     2,704,719
                                            ==========================

June 16, 2004
 Stock Dividend

 June 30, 2004
 Stock Issued for Debt                                         187,113

 Net Loss                                                     (162,952)
                                            --------------------------
 Balance, March 31, 2004                              --     2,728,880
                                            ==========================

July 12, 2004
 Stock Issued for Services                                      10,000

 Sept 20, 2004
Stock Issued for Services                                       30,000

 September 30, 2004
 Stock Issued for Debt                                          89,016

 Net Loss                                                     (188,354)
                                            --------------------------
 Balance, September 30, 2004                          --     2,669,542
                                            ==========================

                                AEROTELESIS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                     SEPTEMBER 30    MARCH 31
                                                                         2004          2004
                                                                     -----------    -----------
                                     ASSETS
    Current Assets:
    Cash                                                             $     7,589    $    10,687
    Accounts Receivable                                                    8,535             --
    Inventory                                                              4,630             --
    Prepaid Expenses                                                         488          1,463
                                                                     -----------    -----------
               Total Current Assets                                       21,242         12,150

    Fixed Assets:
    Furniture & Equipment, net                                            72,307         37,239

    Other Assets:
    Deposit                                                               18,768         17,832
    License                                                            2,698,781      2,698,781
                                                                     -----------    -----------
               Total Other Assets                                      2,717,549      2,716,613
                                                                     -----------    -----------
               Total Assets                                          $ 2,811,098    $ 2,766,002
                                                                     ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities
    Accounts Payable                                                 $   141,556    $    61,283
                                                                     -----------    -----------
               Total Current Liabilities                                 141,556         61,283

    Commitments and Contigencies                                              --             --

    Stockholders' Equity
    Preferred Stock,  $.0001 par value,  2,000,000 shares                     --             --
           authorized;  none issued and outstanding
    Common stock,  $.00008 par value,  200,000,000 shares                  6,216          6,065
           authorized; 83,183,129 and 81,288,688 shares issued and
           outstanding
    Additional paid-in capital                                         3,596,316      3,280,338
    Accumulated deficit during the development stage                    (932,990)      (581,684)
                                                                     -----------    -----------

               Total Stockholders' Equity                              2,669,542      2,704,719
                                                                     -----------    -----------

               Total Liabilities and Stockholders'  Equity           $ 2,811,098    $ 2,766,002
                                                                     ===========    ===========

                See accompanying notes to Financial Statements.

                                AEROTELESIS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended                     Six Months Ended
                                                September 30       September 30       September 30        September 30
                                                ---------------------------------------------------------------------
                                                   2004               2003               2004               2003
                                                -------------------------------       -------------------------------
Revenues:
      Revenue                                   $    105,535       $     30,000       $    226,545       $     60,000
                                                -------------------------------       -------------------------------
          Total revenues                             105,535             30,000            226,545             60,000

Operating Expenses:
      Cost of Revenues                                 5,882                 --              5,882                 --
      Legal & Professional Fees                      144,481             41,245            273,381             66,621
      Rent                                            31,926             58,187
      Salaries                                        76,121            119,658
      Travel                                           7,064             50,806
      General and Administrative                      28,415              6,186             69,937              9,919
                                                -------------------------------       -------------------------------
                                                     293,889             47,431            577,851             76,540
                                                -------------------------------       -------------------------------
          Income (Loss) from operations             (188,354)           (17,431)          (351,306)           (16,540)
                                                -------------------------------       -------------------------------

Provision for Income Taxes:
      Income Tax Benefit (Expense)                        --                 --                 --                 --

          Net Income (Loss)                     $   (188,354)      $    (17,431)      $   (351,306)      $    (16,540)
                                                ===============================       ===============================

Loss per common share:

          From operations                       $      (0.00)      $      (0.00)      $      (0.00)      $      (0.00)
                                                -------------------------------       -------------------------------
Weighted average common shares outstanding        81,550,720          5,474,826         81,550,720          5,474,826
                                                ===============================       ===============================

                See accompanying notes to Financial Statements.

                                AEROTELESIS, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                  Six Months Ended
                                                            September 30      September 30
                                                             ----------------------------
                                                                2004               2003
                                                             ----------------------------
Cash Flows from Operating Activities:
Net Income                                                   $(351,306)         $ (16,540)
        Stock Issued for Services                               40,000                 --
Adjustments to Reconcile net loss to net cash
     provided by (used in) operating activities:
        Changes in operating assets and liabilities:
           Depreciation                                         10,934                 --
           Accounts Receivable                                  (8,535)            16,000
           Inventory                                            (4,630)
           Accounts Payable                                     80,273              5,936
           Prepaid Expenses                                        975
           Deposit                                                (936)                --
                                                             ---------          ---------
Net Cash provided by (used in) Operating Activities          $(233,225)         $   5,396

Cash Flows from Investing Activities:
        Fixed Assets                                           (46,002)           (18,105)
                                                             ---------          ---------
Net Cash provided by (used in) Investing Activities          $ (46,002)         $ (18,105)

Cash Flows from Financing Activities:
        Common Stock                                           276,129                 --
                                                             ---------          ---------
Net Cash provided by (used in) Financing Activities          $ 276,129          $      --

Net Increase (Decrease) in cash and cash equivalents            (3,098)           (12,709)

Cash at beginning of period                                  $  10,687          $  12,989
                                                             =========          =========

Cash at end of period                                        $   7,589          $     280
                                                             =========          =========

Supplemental disclosure:
        Total interest paid                                  $      --          $      --
                                                             =========          =========
        Stock Issued for Services                            $  40,000          $      --
                                                             =========          =========

                See accompanying notes to Financial Statements.

                                AEROTELESIS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 1- BASIS OF PRESENTATION

GENERAL

The consolidated unaudited interim financial statements of the Company as of September 30, 2004 and for the three and six months ended September 30, 2004 and 2003, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2004 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2004 and March 31, 2004, and the results of their operations for the three and six months ended September 30, 2004 and 2003, and their cash flows for the three months ended September 30, 2004 and 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of March 31, 2004 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

ORGANIZATION

AeroTelesis, Inc. ("the Company") was incorporated under the laws of the State of Delaware in 1968 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The company has a total of 200,000,000 authorized common shares with a par value of $.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 83,183,129 common shares issued and outstanding and no preferred shares issued and outstanding as of September 30, 2004. The Company filed an amendment of its Certificate of Incorporation with the State of Delaware to increase the authorized shares from 20,000,000 authorized common shares to 200,000,000 authorized shares and to change its par value from $.0001 to $.00008 in March 2003. Also, on September 12, 2003, the Company approved a one-to-two forward stock split of the common stock shares. Additionally, the Company, on October 22, 2003, filed an amendment to the Articles of
Incorporation with the State of Delaware to change the name of the Company to AeroTelesis, Inc.

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

                                AEROTELESIS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

As required under reverse takeover accounting, these financial statements have been issued under the name of the Company and reflect the share capital structure of ATP. However, they reflect the financial statements of ATP and account for the Acquisition as an acquisition of the Company by ATP. The consolidated financial statements therefore include:

      (a) a consolidated balance sheet prepared from the unaudited balance sheets of the Company and ATP at September 30, 2004 and March 31, 2004.

      (b) consolidated statements of operations, cash flows and changes in shareholders' equity (deficit) prepared from the unaudited statements of operations, cash flows and changes in shareholders' equity (deficit) of the Company for the three and six months ended September 30, 2004 and the three and six months ended September 30, 2003 for ATP. The results of operations and cash flows changes in shareholders' equity (deficit) of the Company and ATP are included commencing October 3, 2003, the date of the Acquisition.

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

                                AEROTELESIS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 2 - COMMON STOCK

The company has a total of 200,000,000 authorized common shares and 2,000,000 preferred shares with a par value of $.00008 per share and with 83,183,129 common shares issued and outstanding and no preferred shares issued and outstanding as of September 30, 2004.

The Company issued a stock dividend effect June 16, 2004. A total of 1,610,174 shares were issued. The shares were recorded at par value since the retained earnings is at a deficit.

On September 30, 2004, the Company agreed to issue 89,016 shares of common stock to Nations Mobile Network Ltd. ("Nations"). to convert the outstanding balance of the advances for the quarter ended September 30, 2004 on the line of credit along with accrued interest to equity.

During the quarter ended September 30, 2004 the Company issued 8,168 common shares for legal services that was valued at $40,000.

NOTE 3 - LONG TERM DEBT

On September 25, 2003, the Company entered into a loan agreement with Nations for a line of credit up to $1,000,000 for a period of twelve months as a working capital loan. The loan agreement contained an interest provision of 7% to be accrued quarterly. The Company issued warrants (at fair vaule on the commitment date) to Nations for 1,000,000 shares to be used to convert the debt to common stock at the rate of $1.00 per share. These warrants were valued using the Black Scholes option pricing model; the relative fair value was insigificant when granted. On September 30, 2004, the Company issued 89,016 shares of common stock for the outstanding principle and accrued interest for the quarter ended..

NOTE 4 - COMMITMENT AND CONTINGENCIES

The Company has not recognized any commitments or contingencies at this time.

                                AEROTELESIS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

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

Results of Operations

      The Company realized a net loss of ($188,354) from operations for the three month period ended September 30, 2004 compared to a net loss of ($17,431) for the three month period ended September 30, 2003. The difference in results for this three month period as compared to the prior year is due to the Company's increased operating expenses for the quarter compared to the prior year. For the three month period ended September 30, 2004, the Company had revenue of approximately $105,535, composed of consulting and equipment sales income compared to $30,000 in revenues for the three month period ended
September 30, 2003. The net loss per share for the three month period ended September 30, 2004 was nil per share compared to a net loss per share of nil for the three month period ended September 30, 2003.

      The Company had costs and expenses of approximately $294,000 for the three month period ended September 30, 2004 compared to costs and expenses of approximately $47,000 for the three month period ended September 30, 2003. The Company's expenses consist of legal and professional fees, including consulting fees, of approximately $144,481, rent of approximately $32,000, salary expenses of approximately $76,000, travel expenses of approximately $7,000,general and administrative expenses of approximately $28,000, and cost of revenues of approximately $6,000.

      The Company realized a net loss of ($351,306) from operations for the six month period ended September 30, 2004 compared to a net loss of ($16,540) for the six month period ended September 30, 2003. For the six month periods ended September 30, 2004 and 2003, the Company had revenues of $226,545 and $60,000 respectively, composed of equipment sales and consulting income. The net loss per share for the six month period ended September 30, 2004 was nil compared to a net loss of nil for the six month period ended September 30, 2003.

      The Company had costs and expenses of approximately $578,000 for the six month period ended September 30, 2004 compared to costs and expenses of approximately $77,000 for the six month period ended September 30, 2003. The Company's expenses consist of legal and professional fees and general and administrative expenses. The increase in expenses is due to the increased costs of operating as the Company's revenues have increased along with increased professional expenses due to the Company's resumption of periodic reporting under the Securities Exchange Act of 1934.

      The Company's assets at June 30, 2004 were $2,811,098 compared to assets of $2,766,002 at March 31, 2004. The difference is due to the Company's acquisition of inventory and equipment during the quarter as well as the Company's accounts receivables for the quarter. At September 30, 2004, the Company's current assets were comprised of cash of approximately $8,000, $500 in prepaid expenses, accounts receivable of $8,500, and $4,630 in inventory, compared to cash of approximately $11,000 and $1,463 in prepaid expenses at March 31, 2004. The Company's fixed assets at September 30, 2004 are furniture and equipment of approximately $72000, the Company's Other Assets are a deposit of $18,768 and a license of approximately $2,700,000 compared to fixed assets at March 31, 2004 that included furniture and equipment of approximately 37,000 and Other assets that included a deposit of $17,832 and a license of approximately $2,700,000.

      The Company's liabilities at September 30, 2004 were approximately $142,000, comprised of accounts payable. The Company's liabilities at March 31, 2004 were approximately $61,000. The increase in liabilities is due to the Company's increased operating expenses.

      Total shareholders' (deficit) increased from ($581,684) at March 31, 2004 to ($932,990) at September 30, 2004.

      Liquidity and Capital Resources

As of September 30, 2004, the Company had negative working capital of approximately ($121,000) consisting of approximately $21,000 in current assets and $142,000 in current liabilities. The Company had negative working capital of approximately ($49,000) at March 31, 2004 consisting of current assets of approximately $12,000 and $61,000 in current liabilities. The Company has a line of credit of $1,000,000 available to it to pay its operating and other expenses. As a result, the Company believes that it has adequate working capital for its current operations. However, the Company may seek additional sources of financing, including seeking to raise capital, to fund its operations for the fiscal year, If the need arises to increase the growth of the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Mr. Joseph Gutierrez, president and chief accounting officer of the Company, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

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

November 22, 2004                 AEROTELESIS, INC.


                                  By/s/ Joseph Gutierrez
                                  ----------------------
                                  Joseph Gutierrez, President, CFO