Form 10QSB
period 2004-12-31
AEROTELESIS INC
filed 2005-02-18
CIK 17544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2004

                        or

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from N/A to N/A

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [_] Yes [_] No

                APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                                    Outstanding at December 31, 2004
Common Stock, $.00008                                  83,363,556 shares
    par value                                          -----------------
                                                    Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

AEROTELESIS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended March 31, 2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of results that may be expected for the year ending March 31, 2005. The financial statements are presented on the accrual basis.

                               AEROTELESIS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                              DECEMBER 31      MARCH 31
                                                                                 2004            2004
                                                                              -----------     -----------
                                  A S S E T S

Current Assets:
Cash                                                                          $     1,997     $    10,687
Accounts Receivable                                                                 3,535              --
Inventory                                                                           4,383              --
Prepaid Expenses                                                                       --           1,463
                                                                              -----------     -----------
           Total Current Assets                                                     9,915          12,150

Fixed Assets:
Furniture & Equipment, net                                                         66,749          37,239

Other Assets:
Deposit                                                                            18,468          17,832
License, net                                                                    2,631,311       2,698,781
                                                                              -----------     -----------
           Total Other Assets                                                   2,649,779       2,716,613
                                                                              -----------     -----------
           Total Assets                                                       $ 2,726,443     $ 2,766,002
                                                                              ===========     ===========

         L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y

Current Liabilities
Accounts Payable and Accrued Expenses                                         $   166,016     $    61,283
                                                                              -----------     -----------
           Total Current Liabilities                                              166,016          61,283

Commitments and Contigencies                                                           --              --

Stockholders' Equity
Preferred Stock,  $.0001 par value,  2,000,000 shares                                  --              --
       authorized;  none issued and outstanding
Common stock,  $.00008 par value,  200,000,000 shares                               6,231           6,065
       authorized; 83,363,556 and 81,288,688 shares issued and
       outstanding
Additional paid-in capital                                                      3,760,433       3,280,338
Accumulated deficit during the development stage                               (1,206,237)       (581,684)
                                                                              -----------     -----------
           Total Stockholders' Equity                                           2,560,427       2,704,719
                                                                              -----------     -----------
           Total Liabilities and Stockholders'  Equity                        $ 2,726,443     $ 2,766,002
                                                                              ===========     ===========

                See accompanying notes to Financial Statements.

                               AEROTELESIS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended                 Nine Months Ended         CUMULATIVE
                                                December 31      December 31       December 31    December 31     DURING THE
                                              ---------------------------------------------------------------     DEVELOPMENT
                                                    2004             2003            2004             2003           STAGE
                                              ------------     ------------     ------------     ------------     ------------
Revenues:                                               --               --               --               --
      Revenue                                 $     93,301     $     30,000     $    319,846     $     90,000     $    379,846
                                              ------------     ------------     ------------     ------------     ------------
         Total revenues                             93,301           30,000          319,846           90,000          379,846

Operating Expenses:
      Cost of Revenues                               7,763               --           13,645               --            13645
      Legal & Professional Fees                    143,616           26,120          416,997           92,741          685,596
      Impairment Loss                               67,470           67,470           67,470
      Rent                                          29,005               --           87,192               --          143,314
      Salaries                                      86,268               --          205,926               --          444,317
      Travel                                         1,609               --           52,415               --           60,121
      General and Administrative                    30,817           12,920          100,754           22,839          185,265
                                              ------------     ------------     ------------     ------------     ------------
                                                   366,548           39,040          944,399          115,580        1,586,083
                                              ------------     ------------     ------------     ------------     ------------
         Income (Loss) from operations            (273,247)          (9,040)        (624,553)         (25,580)      (1,206,237)
                                              ------------     ------------     ------------     ------------     ------------
Provision for Income Taxes:
      Income Tax Benefit (Expense)                      --               --               --               --               --

         Net Income (Loss)                    $   (273,247)    $     (9,040)    $   (624,553)    $    (25,580)    $ (1,206,237)
                                              ============     ============     ============     ============     ============
Loss per common share:
         From operations                      $      (0.00)    $      (0.00)    $      (0.01)    $      (0.00)    $      (0.01)
                                              ------------     ------------     ------------     ------------     ------------
Weighted average common shares outstanding      83,202,962       80,474,826       81,350,676       42,974,526       80,508,159
                                              ============     ============     ============     ============     ============

                See accompanying notes to Financial Statements.

                                                                                              Deficit
                                                                                             Accumulated
                                                         Preferred      Common               During the
                                 Common     Preferred     $0.0001      $0.00008   Paid-In    Development  Accumulated  Stockholders'
                                 Shares       Shares     Par Value    Par Value   Capital      Stage        Deficit      Equity
                              ----------   ----------   ----------   ----------  ---------   -----------  -----------  -------------
Balance, April 1, 2002         5,474,826           --           --          438     973,017                   (979,515)#     (6,060)
                              ----------   ----------   ----------   ----------  ----------   ----------    ----------   ----------
Net Income                                                                                                      82,946       82,946
                              ----------   ----------   ----------   ----------  ----------   ----------    ----------   ----------
Balance, March 31, 2003        5,474,826           --           --          438     973,017                   (896,569)#     76,886
                              ----------   ----------   ----------   ----------  ----------   ----------    ----------   ----------
Prior capital replaced by                                                  (438)                               (16,102)     (16,540)
aeroTelesis Philippines
capital under reverse
takeover accounting

Transferred to Additional                                                          (912,671)                   912,671           --
Paid in Capital

Current capital replaced by   75,000,000                                  6,000   1,606,225                               1,612,225
aeroTelesis Philippines
capital upon consolidation
under reverse
takeover accounting

March 1, 2004
Stock Issued for
License Agreements               200,000                                     16     999,984                               1,000,000

March 31, 2004
Stock Issued for Debt            613,832                                     49     613,783                                 613,832

Net Loss                                                                                        (581,684)           --     (581,684)
                              ----------   ----------   ----------   ----------  ----------   ----------    ----------   ----------
Balance, March 31, 2004       81,288,658                                  6,065   3,280,338     (581,684)           --    2,704,719
                              ==========   ==========   ==========   ==========  ==========   ==========    ==========   ==========

June 16, 2004
 Stock Dividend                1,626,369                                    130        (130)          --

 June 30, 2004
 Stock Issued for Debt           187,113                                     15     187,098                                 187,113

July 12, 2004
 Stock Issued for Services         2,168                                      0      10,000           --                     10,000

 Sept 20, 2004
Stock Issued for Services          6,000                                      0      30,000                                  30,000

 Sept 30, 2004
 Stock Issued for Debt            89,016                                      6      89,010                                  89,016

 December 31, 2004
  Stock Issued for Debt          164,232                                     15     164,116                                 164,132

 Net Loss                                                                                       (624,553)                  (624,553)
                              ----------   ----------   ----------   ----------  ----------   ----------    ----------   ----------
 Balance, December 31, 2004   83,363,556                                  6,232   3,760,432   (1,206,237)           --    2,560,427
                              ==========   ==========   ==========   ==========  ==========   ==========    ==========   ==========

                               AEROTELESIS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 Nine Months Ended            Cumulative
                                          December 31         December 31     During the
                                          -------------------------------     Development
                                             2004             2003               Stage
                                          -----------      -----------        -----------
Cash Flows from Operating Activities:
Net Income                                $  (624,553)     $   (25,580)       $(1,206,237)

        Stock Issued for Services              40,000               --             40,000
        Impairment Loss                        67,470           67,470
        Depreciation                           17,525               --             19,215
Adjustments to Reconcile net loss to
  net cash provided by (used in)
  operating activities:
        Changes in operating assets
         and liabilities:

        Accounts Receivable                    (3,535)          28,500             50,465
        Inventory                              (4,383)          (4,383)
        Accounts Payable                      104,733           35,491            153,977
        Prepaid Expenses                        1,463           18,105
        Deposit                                  (636)          (8,850)           (18,468)

                                          -----------      -----------        -----------
Net Cash provided by (used in)
  Operating Activities                    $  (401,916)     $    29,561        $  (879,856)

Cash Flows from Investing Activities:
        Licenses                              (76,458)         (86,286)
        Fixed Assets                          (47,035)              --            (86,234)
                                          -----------      -----------        -----------
Net Cash provided by (used in)
  Investing Activities                    $   (47,035)     $   (76,458)       $  (172,520)

Cash Flows from Financing Activities:
        Debt Converted to Common Stock        440,261          101,000          1,054,093
                                          -----------      -----------        -----------
Net Cash provided by (used in)
  Financing Activities                    $   440,261      $   101,000        $ 1,054,093

Net Increase (Decrease) in cash and
  cash equivalents                             (8,690)          54,103              1,717

Cash at beginning of period               $    10,687      $    12,989        $       280
                                          ===========      ===========        ===========

Cash at end of period                     $     1,997      $    67,092        $     1,997
                                          ===========      ===========        ===========

Supplemental disclosure:
        Total interest paid               $        --      $        --        $        --
                                          ===========      ===========        ===========
        Stock Issued for Services         $    40,000      $        --        $    40,000
                                          ===========      ===========        ===========


                See accompanying notes to Financial Statements.

                                AeroTelesis, Inc.
                          Notes to Financial Statements
                                December 31, 2004

NOTE 1- BASIS OF PRESENTATION

GENERAL
The consolidated unaudited interim financial statements of the Company as of December 31, 2004 and for the three and nine months ended December 31, 2004 and 2003, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2004 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2004 and March 31, 2004, and the results of their operations for the three and nine months ended December 31, 2004 and 2003, and their cash flows for the three months ended December 31, 2004 and 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of March 31, 2004 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

ORGANIZATION
AeroTelesis, Inc. ("the Company") was incorporated under the laws of the State of Delaware in 1968 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The company has a total of 200,000,000 authorized common shares with a par value of $.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 83,363,556 common shares issued and outstanding and no preferred shares issued and outstanding as of December 31, 2004. The Company filed an amendment of its Certificate of Incorporation with the State of Delaware to increase the authorized shares from 20,000,000 authorized common shares to 200,000,000 authorized shares and to change its par value from $.0001 to $.00008 in March 2003. Also, on September 12, 2003, the Company approved a one-to-two forward stock split of the common stock shares. Additionally, the Company, on October 22, 2003, filed an amendment to the Articles of
Incorporation with the State of Delaware to change the name of the Company to AeroTelesis, Inc.

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

                                AeroTelesis, Inc.
                         Notes to Financial Statements
                                December 31, 2004

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

The consolidated financial statements therefore include:

      (a) a consolidated balance sheet prepared from the unaudited balance sheets of the Company and ATP at December 31, 2004 and March 31, 2004.

      (b) consolidated statements of operations, cash flows and changes in shareholders' equity (deficit) prepared from the unaudited statements of operations, cash flows and changes in shareholders' equity (deficit) of the Company for the three and nine months ended December 31, 2004 and the three and nine months ended December 31, 2003 for ATP. The results of operations and cash flows changes in shareholders' equity (deficit) of the Company and ATP are included commencing October 3, 2003, the date of the Acquisition.

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

                                AeroTelesis, Inc.
                         Notes to Financial Statements
                                December 31, 2004

NOTE 2 - COMMON STOCK

The company has a total of 200,000,000 authorized common shares and 2,000,000 preferred shares with a par value of $.00008 per share and with 83,183,129 common shares issued and outstanding and no preferred shares issued and outstanding as of December 31, 2004.

The Company issued a stock dividend effect June 16, 2004. A total of 1,610,174 shares were issued. The shares were recorded at par value since the retained earnings is at a deficit.

On December 31, 2004, the Company agreed to issue 164,232 shares of common stock to Nations Mobile Network Ltd. ("Nations"). to convert the outstanding balance of the advances for the quarter ended December 31, 2004 on the line of credit along with accrued interest to equity.

NOTE 3 - LONG TERM DEBT

On September 25, 2003, the Company entered into a loan agreement with Nations for a line of credit up to $1,000,000 for a period of twelve months as a working capital loan. The loan agreement contained an interest provision of 7% to be accrued quarterly. The Company issued warrants (at fair vaule on the commitment date) to Nations for 1,000,000 shares to be used to convert the debt to common stock at the rate of $1.00 per share. These warrants were valued using the Black Scholes option pricing model; the relative fair value was insigificant when granted. On December 31, 2004, the Company issued 164,232 shares of common stock for the outstanding principle and accrued interest for the quarter ended..

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

Results of Operations

      The Company realized a net loss of ($273,247) from operations for the three month period ended December 31, 2004 compared to a net loss of ($9,040) for the three month period ended December 31, 2003. The difference in results for this three month period as compared to the prior year is due to the Company's increased operating expenses for the quarter compared to the prior year as well as an impairment loss of approximately $67,500 that the Company recorded for the quarter. For the three month period ended December 31, 2004, the Company had revenue of approximately $93,301, composed of consulting and equipment sales income compared to $30,000 in revenues for the three month period ended December 31, 2003. The net loss per share for the three month period ended December 31, 2004 was nil per share compared to a net loss per share of nil for the three month period ended December 31, 2003.

      The Company had costs and expenses of approximately $367,000 for the three month period ended December 31, 2004 compared to costs and expenses of approximately $39,000 for the three month period ended December 31, 2003. The Company's expenses consist of legal and professional fees, including consulting fees, of approximately $144,000, rent of approximately $29,000, salary expenses of approximately $86,000, travel expenses of approximately $1,600, general and administrative expenses of approximately $31,000, and cost of revenues of approximately $7,800.

The Company realized a net loss of ($624,553) from operations for the nine month period ended December 31, 2004 compared to a net loss of ($25,580) for the nine month period ended December 31, 2003. For the nine month periods ended December 31, 2004 and 2003, the Company had revenues of $319,846 and $90,000 respectively, composed of equipment sales and consulting income. The net loss per share for the nine month period ended December 31, 2004 was ($.01) compared to a net loss of nil for the nine month period ended December 31, 2003.

The Company had costs and expenses of approximately $945,000 for the nine month period ended December 31, 2004 compared to costs and expenses of approximately $116,000 for the nine month period ended December 31, 2003. The Company's expenses consist of legal and professional fees and general and administrative expenses. The increase in expenses is due to the increased costs of operating as the Company's revenues have increased along with increased professional expenses due to the Company's resumption of periodic reporting under the Securities Exchange Act of 1934. The Company has also incurred expenses in setting up its operations, including salaries and rent expenses.

      The Company's assets at December 31, 2004 were $2,726,443 compared to assets of $2,766,002 at March 31, 2004. The difference is due to the Company recording an impairment in connection with the license it acquired in connection with USM(TM) technology. At December 31, 2004, the Company's current assets were comprised of cash of approximately $2,000, accounts receivable of $3,500, and $4,400 in inventory, compared to cash of approximately $11,000 and $1,463 in prepaid expenses at March 31, 2004. The Company's fixed assets at December 31, 2004 are furniture and equipment of approximately $67,000. The Company's Other Assets are a deposit of $18,468 and a license of approximately $2,631,000 compared to fixed assets at March 31, 2004 that included furniture and equipment of approximately 37,000 and Other Assets that included a deposit of $17,832 and a license of approximately $2,700,000.

      The  Company's   liabilities  at  December  31,  2004  were  approximately
$166,000, comprised of accounts payable and accrued expenses. The Company's liabilities at March 31, 2004 were approximately $61,000. The increase in liabilities is due to the Company's increased operating expenses.

      Total shareholders' (deficit) increased from ($581,684) at March 31, 2004 to ($1,206,237) at December 31, 2004.

Liquidity and Capital Resources

      As of December 31, 2004, the Company had negative working capital of approximately ($156,000) consisting of approximately $10,000 in current assets and $166,000 in current liabilities. The Company had negative working capital of approximately ($49,000) at March 31, 2004 consisting of current assets of approximately $12,000 and $61,000 in current liabilities. The Company has a line of credit of $1,000,000 available to it to pay its operating and other expenses. As a result, the Company believes that it has adequate working capital for its current operations. However, the Company may seek additional sources of financing, including seeking to raise capital, to fund its operations for the fiscal year. The Company also intends to identify, locate and acquire operating companies with a positive cash flow during the next calendar year.

      In connection with its line of credit, the Company issued 164,232 shares of its common stock during the quarter ended December 31, 2004 to its majority shareholder, Nations Mobile Networks, Inc., representing the conversion of the debt outstanding to Nations as of December 31, 2004 into shares of the Company's common stock.

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

                            PART II OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are Inapplicable

Item No. 6 - Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed on December 6, 2004 and was subsequently amended on December 21, 2004 and December 22, 2004. These were the only reports on Form 8-K filed during the three months ended December 31, 2004.

(b) Exhibits

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AEROTELESIS, INC.

                                        By/s/ Joseph Gutierrez
                                       Joseph Gutierrez, President, CFO