Form 10KSB/A
period 2004-03-31
AEROTELESIS INC
filed 2005-04-28
CIK 17544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________.

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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

State Issuer's Revenues for its most recent fiscal year: $120,000

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

The Company did not expend any funds for research and development in the fiscal years ended March 31, 2003 and 2004 beyond the stock it issued in connection with the acquisition of ATP which had acquired the USM license which was valued at $1,612,225. The Company anticipates that its research and development costs for the fiscal year ended March 31, 2005 will be significant but cannot estimate how much it will be at this time. Many factors will determine how much research and development costs the Company will have to bear including the results of planned future tests of the technology as well as new applications the Company may wish to develop. The Company anticipates that its research and development costs will continue to increase over the next several fiscal years as the Company proceeds with its attempts to commercially exploit its USM technology license and attempts to commence revenue producing operations.

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

--------------------------------------------------------------------------------
Period                                Low Bid                       High Bid
--------------------------------------------------------------------------------
2nd Quarter                           $0.25                         $2.00
--------------------------------------------------------------------------------
3rd Quarter                           $0.31                         $5.50
--------------------------------------------------------------------------------
4th Quarter                           $4.70                         $8.50
--------------------------------------------------------------------------------

Equity Compensation Plan Information

      The following table provides information as of March 31, 2004 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

                                           A                        B                          C
                              --------------------------  --------------------  ------------------------------
                                                                                Number of Securities Remaining
                                                                                 Available for Future Issuance
                              Number of Securities to be    Weighted Average       Under Equity Compensation
                                Issued Upon Exercise of     Exercise Price of     Plans (Excluding Securities
                                  Outstanding Options      Outstanding Options      Reflected in Column A)
                              --------------------------  --------------------  ------------------------------
Equity Compensation
  Shareholders                         12,000,000               $1.175                       0
Equity Compensation
  Plans Not Approved
  by Shareholders                          0                       0                         0
Total                                  12,000,000               $1.175                       0


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

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no significant changes in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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

----------
(1) Jagan Narayanan became the Chairman and CEO in January 2004 but did not draw a salary until the middle of February; his monthly salary is $14,000 per month, which equates to $168,000 per year.

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

                    AGGREGATED FISCAL YEAR-END OPTION VALUES


                                                                    Value of Unexercised
                           Number of Unexercised Options at             in-the-Money
                  Name            Fiscal Year End (#)            Options at Fiscal Year End (1)
                  ----            -------------------          --------------------------------
                             Exercisable    Unexercisable        Exercisable    Unexercisable
                             -----------    -------------        -----------    -------------
       Jagan Narayanan                        2,000,000              $  0       $10,780,000
                                  0
       Joseph Gutierrez           0             550,000                 0         3,014,000


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

-------------------------------       -------------------       -------------
Name and Address                      Number of Shares          Percent of **
                                      Beneficially Owned        Shares Owned
-------------------------------       -------------------       -------------
Jagan Narayanan * (1)                           0                        0%
1544 S. Sepulveda Blvd.Ste.118
Los Angeles, Ca 90025
-------------------------------       -------------------       -------------
Joseph Gutierrez * (1)                          0                        0%
1544 S. Sepulveda Blvd.Ste.118
Los Angeles, CA  90025
-------------------------------       -------------------       -------------

Dr. Christopher Cox * (1)                       0                        0%
1544 S. Sepulveda Blvd. Ste.118
Los Angeles, Ca. 90025

-------------------------------       -------------------       -------------
Nations Mobile Networks Ltd.(2)        75,732,632                   93.067%
80 Raffles Place
UOB Plaza 1, #35/36-01
Singapore 048624
-------------------------------       -------------------       -------------
All Directors and                               0                        0%
Executive Officers as a
Group (three Persons) (1)
-------------------------------       -------------------       -------------

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


                                            AEROTELESIS, INC.


Date April 25, 2005                         /s/ Joseph Gutierrez
                                            --------------------
                                            Joseph Gutierrez, President,
                                            CFO, Director

April 25, 2005                              /s/ Christopher Cox
                                            Dr. Christopher Cox, Director

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



                                                /s/ Clyde Bailey P.C.
                                                --------------------------------
                                                    Clyde Bailey P.C.


San Antonio, Texas
June 18, 2004

                                aeroTelesis Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet
                              As of March 31, 2004


                                   A S S E T S
                                   -----------
Current Assets
    Cash                                                       10,687
    Prepaid Expenses                                            1,463
                                                            -----------
           Total Current Assets                                                12,150

Fixed Assets:
    Furniture & Fixtures                                       39,199
    Accumulated Depreciation                                   (1,960)
                                                            -----------
           Total Fixed Assets                                                  37,239

Other Assets:
    Deposits                                                   17,832
    License, net                                            2,698,781
                                                            -----------

           Total Other Assets                                               2,716,613
                                                                          -----------
           Total Assets                                                   $ 2,766,002
                                                                          ===========


                             L I A B I L I T I E S
                             ---------------------

Current Liabilities
    Accounts Payable and Accrued Expenses                      61,283
                                                            -----------
           Total Current Liabilities                                           61,283

    Commitments and Contingencies                                                  --


                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

Preferred Stock                                                    --
    2,000,000 authorized shares, par value $.001
    no shares issued and outstanding
Common Stock                                                    6,065
    200,000,000 authorized, par value $.00008
    81,258,658 shares issued and outstanding

Additional Paid-in-Capital                                  3,280,338
Deficit accumulated during the development stage             (581,684)
                                                                   --
                                                            -----------
           Total Stockholders' Equity                                       2,704,719
                                                                          -----------
           Total Liabilities and Stockholders' Equity                     $ 2,766,002
                                                                          ===========

     The accompanying notes are integral part of the financial statements.

                                aeroTelesis Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations


                                             -------------      Cumulative
                                              Period Ended       During the
                                                March 31        Development
                                                  2004             Stage
                                             -------------     ------------

Revenues:
      Revenues                               $     60,000      $     60,000
                                             ------------      ------------
           Total Revenues                    $     60,000      $     60,000
Expenses:
      Contract Services                           268,599           268,599
      Rent                                         56,122            56,122
      Travel                                      238,391           238,391
      Legal & Professional Fees                     7,706             7,706
      Operating Expenses                           70,866            70,866
                                             ------------      ------------
           Total Expenses                         641,684           641,684
           Net Loss from Operations          $   (581,684)     $   (581,684)

Provision for Income Taxes:

      Provision for Income Taxes                       --                --
                                             ------------      ------------
           Net Loss                          $   (581,684)     $   (581,684)
                                             ============      ============
Basic and Diluted  Loss Per Common Share            (0.01)            (0.01)
                                             ------------      ------------
Weighted Average number of Common Shares       42,974,826        80,508,159
      used in per share calculations         ============      ============


       The accompanying notes are integral part of financial statements.

                                aeroTelesis Inc.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity

                                                                                                                  Deficit
                                                                                                                 Accumulated
                                                                         Preferred       Common                  During the
                                               Common      Preferred      $0.0001       $0.00008      Paid-In    Development
                                               Shares       Shares       Par Value     Par Value      Capital       Stage
                                             ----------   -----------   -----------    ----------   ----------   ------------
 Balance, April 1, 2002                       5,474,826            --            --          438       973,017
                                             --------------------------------------------------------------------------------
 Net Income
                                             ----------    ----------    ----------    ----------   ----------
 Balance, March 31, 2003                      5,474,826            --            --          438       973,017
                                             --------------------------------------------------------------------------------
Prior capital replaced by aeroTelesis                                                       (438)
  Philippines capital under reverse
  takeover accounting

  Transferred to Additional Paid in Capital                                             (912,671)

  Curent capital replaced by aeroTelesis     75,000,000                                    6,000     1,606,225
  Philippines capital upon consolidation
  under reverse takeover accounting

 March 1, 2004
 Stock Issued for License Agreements            200,000                                       16       999,984

 March 31, 2004
 Stock Issued for Debt                          613,783                                       49       613,832

 Net Loss                                                                                                           (581,684)
                                             --------------------------------------------------------------------------------
 Balance, March 31, 2004                     81,288,658                                    6,065     3,280,338      (581,684)
                                             ================================================================================

                                             Accumulated   Stockholders'
                                               Deficit        Equity
                                             ----------     ----------
 Balance, April 1, 2002                       (979,515)    #   (6,060)
                                             ---------------------------
 Net Income                                     82,946         82,946
                                             ----------     ----------

 Balance, March 31, 2003                      (896,569)    #   76,886
                                             ---------------------------

Prior capital replaced by aeroTelesis          (16,102)       (16,540)
Philippines capital under reverse
takeover accounting

Transferred to Additional Paid in Capital      912,671             --

Curent capital replaced by aeroTelesis                      1,612,225
Philippines capital upon consolidation
under reverse takeover accounting

 March 1, 2004
 Stock Issued for License Agreements                        1,000,000

 March 31, 2004
 Stock Issued for Debt                                        613,832

 Net Loss                                           --       (581,684)
                                             ---------------------------
 Balance, March 31, 2004                            --      2,704,719
                                             ===========================

     The accompanying notes are integral part of the financial statements.

                                aeroTelesis Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows

                                                            ----------------     Cumulative
                                                                Period           During the
                                                             Ended March 31     Development
                                                                 2004              Stage
                                                            ----------------   --------------
   Cash Flows from Operating Activities:

    Net Income                                                 $(581,684)       $(581,684)
    Adjustment to reconcile net income(loss) to net cash
    provided by (used in) operating activities
        Depreciation                                               1,960            1,960
    Changes in operating assets and liabilities:
        Receivables                                               54,000           54,000
        Deposits                                                 (17,832)         (17,832)
        Prepaid Expenses                                          16,642           16,642
        Accounts Payable                                          49,244           49,244
                                                               ---------        ---------

Net Cash Used In  Operating Activities                         $(477,670)       $(477,670)

Cash Flows from Investing Activities:

    Capital Expenditures                                         (39,199)         (39,199)
    Licenses                                                     (86,556)         (86,556)
                                                               ---------        ---------

Net Cash Used in Investing Activities                          $(125,755)       $(125,755)
                                                               ---------        ---------

Cash Flows from Financing Activities:
    Debt Converted to Common Stock                               613,832          613,832
                                                               ---------        ---------
Net Cash Provided from Financing Activities                    $ 613,832        $ 613,832
                                                               ---------        ---------

Net Increase (Decrease) in Cash                                $  10,407        $  10,407

Cash Balance,  Begin Period                                          280              280
                                                               ---------        ---------
Cash Balance,  End Period                                      $  10,687        $10,68787
                                                               =========        =========

Supplemental Disclosures:
    Cash Paid for interest                                     $      --        $      --
    Cash Paid for income taxes                                 $      --        $      --

       The accompanying notes are integral part of financial statements.

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

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable and expenses when incurred on the related consulting engagements. Fixed assets are stated at cost. The company has acquired certain licenses for use of USM technology. These licenses were accounted for at the approximate cost of individuals that received the common stock. The licenses will be adjusted each period using the guidance of SFAS 144 - Impairment of long term assets based on future income.

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

Note 4 - Income Taxes

The components of the provision for income tax (expense) benefits are as follows:

                                                           Cummulative During
                                       March 31            the Development
             Deferred:                     2004            Stage
                                    -------------------------------------------
                    Federal           182,012                182,012
                    State              25,225                 25,225
                                    -------------------------------------------

                                      207,237                207,237
                                    ===========================================

Such income tax (expense) benefits are included in the accompanying consolidated financial statements as follows:


                                                            Cumulative During
                                       March 31
                                          2004                      Stage
                                    --------------------------------------------
   Income from operations               214,816                     214,816
   Non-Deductible Expenses                7,803                       7,803
   Less: Valuation Allowance           (222,619)                   (222,619)
                                    --------------------------------------------
                                             --                          --
                                    ============================================


The above provision has been calculated based on Federal and State statutory rates in the adjusted rates of 34% for Federal and 4.5% for State tax rates. Net operating losses expire twenty years from the time they are incurred for federal tax purposes.

Temporary differences, which give rise to deferred tax assets and liabilities are as follows:

                                                              Cummulative During
                                  Year Ended March 31          the Development
                                       2004                         Stage
                                  ----------------------------------------------
Deferred tax asets;
         Net Operating Loss         222,619                           222,619
         Valuation Allowance       (222,619)                         (222,619)
                                  ----------------------------------------------

Net deferred tax assets                  --                --              --
                                  ==============================================
                                aeroTelesis Inc.
                          Notes to Financial Statements
                                 March 31, 2004

Note 5 - Fixed Assets

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 5 - 7 years on furniture and equipment.

                                          March 31,
                                              2004
                                          ----------
Office equipment                          $ 39,199
                                          ----------
                                          $ 39,199
Less Accumulated Depreciation               (1,960)
                                          ----------
Net Property and Equipment                $ 37,239
                                          ==========

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

                                              Year Ended March 31        Cummulative During
                                          --------------------------      the Development
                                               2004                            Stage
                                          -------------------------------------------------
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

Information with respect to stock option activity is as follows:


                                                    2004
                                           -------------------------
                                                            Weighted
                                                             Average
                                                            Exercise
                                            Shares           Price
                                           ----------     ----------
Outstanding at beginning of year                    0     $        0
Granted                                    12,000,000     $     1.18
Exercised                                          --             --
Outstanding at end of year                 12,000,000           1.18
Options exercisable at end of year         12,000,000           1.18
Weighted-average fair value of options
granted during the year                     5,470,000     $      .45
                                aeroTelesis Inc.
                          Notes to Financial Statements
                                 March 31, 2004

Note 8 - Stock Options (con't)

The following information applies to options outstanding at March 31, 2004.

                                     Options Outstanding               Options Exercisable
                                  ---------------------------------------------------------

                                      Weighted        Weighted                    Weighted
                                      Average          Average                     Average
   Range of                          Remaining        Exercise                    Exercise
Exercise Prices       Shares       Contractual Life    Price         Shares        Price
---------------      ----------------------------------------------------------------------
      $.  02         5,000,000           9.1            .02         5,000,000           .02
      $.2.00         7,000,000           9.5           2.00         7,000,000          2.00


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

Note 10 - Leases

Future minimum payments, by year and in the aggregate, under an operating lease for office space and an equipment lease with a remaining term in excess of one year as of March 31, 2004, is as follows:

                           Year
                           2005                                    $     89,028
                           2006                                          66,771
                        Thereafter                                            0
                                                                   ------------
                Total minimum lease payments                       $    155,799
                                                                   ============

Rent expense was $56,122 and $-0- for the years ended March 31, 2004 and 2003, respectively.

Note 11 - Subsequent Events

On May 25, 2004, the Company approved a two percent (2%) stock dividend for all shareholders of record as of May 31, 2004 with a mandatory delivery of each shareholder's old stock certificate to get a new stock certificate which includes the stock dividend.