Form 10QSB/A
period 2004-12-31
AEROTELESIS INC
filed 2005-04-28
CIK 17544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

|_|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 2004

                          or

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
                                 Balance Sheets
                                   (Unaudited)

                                                     December 31       March 31
                                                        2004              2004
                                                     ---------------------------
                                     ASSETS
                                     ------
Current Assets:
Cash                                                 $    1,997       $   10,687
Accounts Receivable                                       3,535               --
Inventory                                                 4,383               --
Prepaid Expenses                                             --            1,463
                                                     ----------       ----------
           Total Current Assets                           9,915           12,150

Fixed Assets:
                                                                      ----------
Furniture & Equipment, net                               66,749           37,239

Other Assets:
Deposit                                                  18,468           17,832
License, net                                          2,631,311        2,698,781
                                                     ----------       ----------
           Total Other Assets                         2,649,779        2,716,613
                                                     ----------       ----------
           Total Assets                              $2,726,443       $2,766,002
                                                     ==========       ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
-------------------
Accounts Payable and Accrued Expenses                $   166,016    $    61,283
                                                     -----------    -----------
           Total Current Liabilities                     166,016         61,283


Commitments and Contigencies                                  --             --
----------------------------

Stockholders' Equity
--------------------
Preferred Stock,  $.0001 par value,  2,000,000 shares         --             --
    authorized;  none issued and outstanding

Common stock,  $.00008 par value,  200,000,000 shares      6,231          6,065
    authorized; 83,363,556 and 81,288,688 shares
    issued and outstanding

Additional paid-in capital                             3,760,433      3,280,338

Accumulated deficit during the development stage      (1,206,237)      (581,684)
                                                      ----------       --------
     Total Stockholders' Equity                        2,560,427      2,704,719
                                                     -----------    -----------
     Total Liabilities and Stockholders' Equity      $ 2,726,443    $ 2,766,002
                                                     ===========    ===========

                See accompanying notes to Financial Statements.

                                aeroTelesis, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended             Nine Months Ended          Cumulative
                                              December 31      December 31    December 31     December 31    During the
                                             ------------------------------------------------------------    Development
                                                 2004             2003           2004            2003           Stage
                                             ----------------------------    ----------------------------    ------------
Revenues:
      Revenue                                $     93,301    $     30,000    $    319,846    $     90,000    $    379,846
                                             ----------------------------    ----------------------------    ------------

          Total revenues                           93,301          30,000         319,846          90,000         379,846

Operating Expenses:
      Cost of Revenues                              7,763              --          13,645              --           13645
      Legal & Professional Fees                   143,616          26,120         416,997          92,741         685,596
      Impairment Loss                              67,470          67,470          67,470
      Rent                                         29,005              --          87,192              --         143,314
      Salaries                                     86,268              --         205,926              --         444,317
      Travel                                        1,609              --          52,415              --          60,121
      General and Administrative                   30,817          12,920         100,754          22,839         185,265
                                             ----------------------------    ----------------------------    ------------
                                                  366,548          39,040         944,399         115,580       1,586,083
                                             ----------------------------    ----------------------------    ------------
          Income (Loss) from operations          (273,247)         (9,040)       (624,553)        (25,580)     (1,206,237)
                                             ----------------------------    ----------------------------    ------------

Provision for Income Taxes:
      Income Tax Benefit (Expense)                     --              --              --              --              --



          Net Income (Loss)                  $   (273,247)   $     (9,040)   $   (624,553)   $    (25,580)   $ (1,206,237)
                                             ============================    ============================    ============
Loss per common share:

          From operations                    $      (0.00)   $      (0.00)   $      (0.01)   $      (0.00)   $      (0.01)
                                             ----------------------------    ----------------------------    ------------
Weighted average common shares outstanding     83,202,962      80,474,826      81,350,676      42,974,526      80,508,159
                                             ============================    ============================    ============

                See accompanying notes to Financial Statements.

                                aeroTelesis Inc.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity

                                                                           Preferred       Common
                                              Common        Preferred      $0.0001        $0.00008
                                              Shares         Shares        Par Value      Par Value
                                             ----------    -----------    -----------    -----------
Balance, April 1, 2002                        5,474,826             --             --            438
                                             ----------    -----------    -----------    -----------
Net Income
                                             ----------    -----------    -----------    -----------
Balance, March 31, 2003                       5,474,826             --             --            438
                                             ----------    -----------    -----------    -----------

Prior capital replaced by aeroTelesis                                                           (438)
Philippines capital under reverse
takeover accounting

Transferred to Additional Paid in Capital

Curent capital replaced by aeroTelesis       75,000,000                                        6,000
Philippines capital upon consolidation
under reverse takeover accounting

March 1, 2004
Stock Issued for License Agreements             200,000                                           16

March 31, 2004
Stock Issued for Debt                           613,832                                           49

Net Loss
                                             ----------    -----------    -----------    -----------
Balance, March 31, 2004                      81,288,658                                        6,065
                                             ==========    ===========    ===========    ===========
June 16, 2004
 Stock Dividend                               1,626,369                                          130

June 30, 2004
Stock Issued for Debt                           187,113                                           15

July 12, 2004
 Stock Issued for Services                        2,168                                            0

 Sept 20, 2004
Stock Issued for Services                         6,000                                            0

Sept 30, 2004
Stock Issued for Debt                            89,016                                            6

December 31, 2004
 Stock Issued for Debt                          164,232                                           15

Net Loss
                                             ----------    -----------    -----------    -----------
Balance, December 31, 2004                   83,363,556                                        6,232
                                             ==========    ===========    ===========    ===========


                                aeroTelesis Inc.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity
                                  (continued)


                                                              Deficit
                                                            Accumulated
                                                            During the
                                               Paid-In      Development    Accumulated    Stockholders
                                               Capital         Stage         Deficit         Equity
                                              ----------    -----------    -----------    -----------
Balance, April 1, 2002                           973,017                      (979,515)        (6,060)
                                              ----------    -----------    -----------    -----------
Net Income                                                                      82,946         82,946
                                              ----------    -----------    -----------    -----------
Balance, March 31, 2003                          973,017                      (896,569)        76,886
                                              ----------    -----------    -----------    -----------
Prior capital replaced by aeroTelesis                                          (16,102)       (16,540)
Philippines capital under reverse
takeover accounting

Transferred to Additional Paid in Capital       (912,671)                      912,671             --

Curent capital replaced by aeroTelesis         1,606,225                                    1,612,225
Philippines capital upon consolidation
under reverse takeover accounting

March 1, 2004
Stock Issued for License Agreements              999,984                                    1,000,000

March 31, 2004
Stock Issued for Debt                            613,783                                      613,832

Net Loss                                                       (581,684)            --       (581,684)
                                              ----------    -----------    -----------    -----------
Balance, March 31, 2004                        3,280,338       (581,684)            --      2,704,719
                                              ==========    ===========    ===========    ===========
June 16, 2004
 Stock Dividend                                     (130)            --

June 30, 2004
Stock Issued for Debt                            187,098                                      187,113

July 12, 2004
 Stock Issued for Services                        10,000             --                        10,000

 Sept 20, 2004
Stock Issued for Services                         30,000                                       30,000

Sept 30, 2004
Stock Issued for Debt                             89,010                                       89,016

December 31, 2004
 Stock Issued for Debt                           164,116                                      164,132

Net Loss                                                       (624,553)                     (624,553)
                                              ----------    -----------    -----------    -----------
Balance, December 31, 2004                     3,760,432     (1,206,237)            --      2,560,427
                                              ==========    ===========    ===========    ===========

                See accompanying notes to Financial Statements.

                                aeroTelesis, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                      Cumulative
                                                                                         Nine
                                                                                         Months
                                                                                         Ended
                                                                                         During
                                                         December 31    December 31       the
                                                         -------------------------    Development
                                                            2004           2003          Stage
                                                         -------------------------    -----------

Cash Flows from Operating Activities:
Net Income                                              $  (624,553)   $   (25,580)   $(1,206,237)

             Stock Issued for Services                       40,000             --         40,000
             Impairment Loss                                 67,470         67,470
             Depreciation                                    17,525             --         19,215
Adjustments to Reconcile net loss to net cash
      provided by (used in) operating activities:
         Changes in operating assets and liabilities:

             Accounts Receivable                             (3,535)        28,500         50,465
             Inventory                                       (4,383)        (4,383)
             Accounts Payable                               104,733         35,491        153,977
             Prepaid Expenses                                 1,463         18,105
             Deposit                                           (636)        (8,850)       (18,468)

                                                        -----------    -----------    -----------
Net Cash provided by (used in) Operating Activities     $  (401,916)   $    29,561    $  (879,856)

Cash Flows from Investing Activities:
         Licenses                                           (76,458)       (86,286)
         Fixed Assets                                       (47,035)            --        (86,234)
                                                        -----------    -----------    -----------
Net Cash provided by (used in) Investing Activities     $   (47,035)   $   (76,458)   $  (172,520)

Cash Flows from Financing Activities:
         Common Stock                                       440,261        101,000      1,054,093
                                                        -----------    -----------    -----------
Net Cash provided by (used in) Financing Activities     $   440,261    $   101,000    $ 1,054,093

Net Increase (Decrease) in cash and cash equivalents         (8,690)        54,103          1,717

Cash at beginning of period                             $    10,687    $    12,989    $       280
                                                        ===========    ===========    ===========
Cash at end of period                                   $     1,997    $    67,092    $     1,997
                                                        ===========    ===========    ===========
Supplemental disclosure:
         Total interest paid                            $        --    $        --    $        --
                                                        ===========    ===========    ===========
         Stock Issued for Services                      $    40,000    $        --    $    40,000
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


                                AEROTELESIS, INC.


April 26, 2005                   By/s/ Joseph Gutierrez
--------------                     --------------------
                                 Joseph Gutierrez, President, CFO