Form 10KSB
period 2005-03-31
AEROTELESIS INC
filed 2005-07-20
CIK 17544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to______________.


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

            1554 S. Sepulveda Blvd. Suite #118, Los Angeles CA 90025
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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

State Issuer's Revenues for its most recent fiscal year: $409,490.

The number of shares outstanding of the Company's $.00008 Par Value Common Stock, as of March 31, 2005, was 83,437,701. The aggregate number of shares of the voting stock held by non-affiliates on March 31, 2005 was 5,734,976. The market value of these shares, computed by reference to the market closing price on July 15, 2005 was $10,322,956. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

ITEM 1.  BUSINESS

OVERVIEW

Headquartered in Los Angeles, aeroTelesis(TM), Inc. ("aeroTelesis" or the "Company") is a technology-driven communications company dedicated to providing a portfolio of next generation communication services and offering its customers a more efficient, cost-effective delivery of voice, data and video services on a global basis. The Company's targeted application markets include Voice over Internet Protocol (VOIP), fixed and mobile wireless broadband, and satellite communications.

The Company's core technology platform is a proprietary modulation technique known as Ultra Spectral Modulation(TM) (USM). USM is a technology that significantly increases spectral efficiency in wireless applications and provides for high-speed and high-capacity networks at substantially lower cost relative to existing wireless technologies. USM is designed to avoid bottlenecks by providing data transmission channels with higher quality and throughput rates than those of conventional modulation techniques.

In the near future, aeroTelesis plans to implement both satellite and terrestrial-based wireless broadband services, using the proprietary USM technology. In contrast to traditional wireless technologies that rely on conventional modulation methods and broad frequency spectrum requirements, USM represents an original and fundamental shift in modulation technology. USM can create a new breed of next generation networks, defined and characterized by superior frequency bandwidth efficiency, delivering ultra high speed data rates and enhanced data capacity through narrow frequency channels. The value proposition of USM - for both satellite and terrestrial wireless networks - is the ability to achieve optimal broadband-like services utilizing a narrow frequency spectrum that is far more cost efficient.

Major Highlights and Accomplishments from June 2004 to June 2005

      o In July 2004, the Company executed a Memorandum of Understanding with Mabuhay Satellite Corporation to form a technical cooperation partnership for the development of USM-based broadband satellite services in the Philippines.

      o In March 2005, the Company received third party confirmation of the development of prototype hardware for the USM technology. Such prototype hardware would first be implemented in Field Programmable Gate Arrays (FPGAs) with an Application Specific Integrated Circuit
            (ASIC) design to follow later in the year. aeroTelesis also received third party confirmation that successful MATLAB(R) simulations had been completed, demonstrating USM's ability to transmit 5 Mbps (megabits per second) of data through a narrow frequency channel of just 50 KHz (kilohertz).

      o In March 2005, the Company announced the formalization of a Memorandum of Understanding with PT Citra Sari Makmur for the development and implementation of USM-enabled satellite communication services for Indonesia.

      o In June 2005, aeroTelesis received third party confirmation of the successful hardware implementation of a unique digital filter design into FPGAs (Field Programmable Gate Arrays) for the breakthrough USM technology.

ORGANIZATIONAL HISTORY

Formerly known as Pacific Realm, Inc., the Company was incorporated in Delaware on August 26, 1968 as Continental Convalescent Centers, Inc. and was involved in the health care industry. The Company subsequently changed its name to Century Convalescent Centers, Inc., National Health Services, Inc., Carex International, Inc. and Medica USA, Inc. On July 6, 1984, the Company changed its name to "Pacific Realm, Inc." when it entered into the gold mining business. Those operations were ultimately unsuccessful and terminated. The Company was inactive and dormant from 1989 through 2000. During this period, the Company did not have revenues, operating profits or any identifiable assets attributable to any industry segment. In 2000, the Company began limited operations and began seeking opportunities to act as a consultant to companies interested in establishing telecom businesses in the Asia-Pacific region as well as in Latin America and other less-developed areas of the world.

In October 2003, the Company acquired all issued and outstanding shares of Aerotelesis Philippines, Inc. ("ATP"), a British Virgin Islands company, in exchange for the issuance of 75,000,000 shares of the Company's common stock to the sole shareholder of ATP, Nations Mobile Networks Ltd. ("Nations"), formerly known as Aerotelesis Ltd. ("ATL"). As a result of this transaction, ATP is a wholly-owned subsidiary of the Company and Nations now holds approximately 91.86% of the fully diluted outstanding shares of common stock of the Company.

In addition  to ATP,  the Company  has two other  subsidiaries:  Aerotelesis  IP
Networks,   Inc.  and  Aerotelesis   Satellite   Networks  Inc.,  both  Delaware
corporations.

The Company's headquarters are located in Los Angeles, California. The Company's mailing address is 1554 S. Sepulveda Blvd., Suite 118, Los Angeles, California, 90025. We can be reached by telephone at (310) 235-1727, and our website address is www.aerotelesis.com.

BUSINESS STRATEGY

Overview

aeroTelesis intends to expand its management team to include experienced professionals comprised of telecommunications, technology, operations, investment banking and public company executives. The Company's key objectives going forward are to establish:

      o Next generation domestic and international voice services utilizing VOIP technology to offer more cost benefits to customers

      o A low-cost VOIP business platform to serve as a foundation for the future transition to the Company's USM-based wireless networks

      o New strategic partnerships to create new opportunities for deploying advanced wireless broadband networks in the international markets, utilizing the USM technology as a new and more efficient wireless standard

      o Proliferation of USM-based wireless services in new markets by acquiring additional communications licenses through existing and new strategic partnerships

      o USM to become a dominant standard for the wireless industry, whereby next generation wireless services can be delivered through a more efficient use of narrow frequency spectrum

Voice Network Services and VOIP Technology

For 2005, aeroTelesis, through its wholly owned subsidiary, Aerotelesis IP Networks, Inc., a Delaware corporation, plans to capture a profitable niche market opportunity in voice services by leveraging the technological and cost benefits of VOIP technology. To date, the Company has been organically developing a suite of VOIP products and services, including both enterprise and residential solutions. Further developments will be required before the Company can commercialize either of these products.

To expedite market penetration, the Company intends to pursue several strategic acquisitions that would immediately grow its client base and generate significant revenues. Each of the acquisition targets is profitable and is a market leader in its respective niche market, representing both Asian and Middle Eastern demographics. Historically, these companies have been involved with traditional voice services, such as wholesale and retail carrier services along with prepaid calling cards. Today, these companies are replacing their traditional network equipment with VOIP-based infrastructure to gain cost efficiency.

The Company's acquisitions strategy is subject to the completion of satisfactory due diligence of the target companies as well as securing the necessary financing. There can be no assurances that the acquisitions will be completed.

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

Although it has been possible to transmit VOIP since 1995, only recently has the technology improved such that phone-to-phone calls can be transmitted over data networks with quality nearly indistinguishable from that of traditional voice networks. International VOIP traffic has grown rapidly. According to industry analysts, the VOIP services market is rapidly expanding:

      o According to Gartner Inc., the market for consumer VOIP is projected to increase from $517 million in 2004 to $1.92 billion in 2005 and to $9.5 billion by 2008.

      o In Radicati Group's July 2004 report, the number of corporate telephone lines that use VOIP is expected to grow from 4 percent in July 2004 to 44 percent by 2008.

      o Also in Radicati Group's July 2004 report, corporate spending on VOIP is projected to rise from an expected $1 billion in 2004 to $5.5 billion by 2008. By 2008, installation should cost corporations only about $75 to $600 per line, down from the current $375 to $1,000 per line.

      o Frost & Sullivan, a market research firm, estimates that VOIP communications services will grow to represent approximately 75% of worldwide voice services by the end of 2007.

Satellite and Terrestrial Wireless Broadband Networks

The Company's long term strategy and objective is to become a leading service and technology provider, facilitating the wireless industry's transition to next generation wireless broadband networks and fulfilling the promise for high speed voice, data and video applications. Upon the successful, future commercialization of the USM technology, targeted for 2006-2007, aeroTelesis intends to implement this unique technology for satellite and terrestrial wireless broadband services in the international markets.

Satellite Communication Services:

For satellite communication services, aeroTelesis, through its wholly owned subsidiary Aerotelesis Satellite Networks Inc. (formerly known as AeroSat, Inc.), a Delaware corporation, intends to establish international partnerships, initially in Southeast Asia and other developing country markets, for the deployment of the USM technology. In these target markets, the Company plans to implement the USM technology in the satellite systems belonging to its strategic partners, using their satellite infrastructure as well as licenses/frequency rights that have been granted by their respective government authorities.

According to the communications consulting firm, Futron Corp., the global satellite services market in 2004 was valued at $60 billion and has quadrupled in size from a total market value of $15.8 billion in 1996. In 2004, the global satellite industry experienced growth due to the strength of the satellite services sector. The key drivers of this growth has been government communications spending and strong consumer demand for video services with the deployment of new user applications and equipment in both market sectors. Although prices and profit margins have fallen in certain sectors of the industry, there are several trends that indicate further growth for the satellite market over the coming years, including:

      o HDTV and the opening of new and competitive consumer video markets around the world

      o     Continued strength in government and military spending

      o     Revival of satellite manufacturing orders

      o     Increase in broadband connectivity to homes/offices

      o Expansion of mobile broadband services for "communications on the move"

      o     Consumer oriented satellite services (e.g., satellite radio)

      o     Broadband connectivity to aircrafts

The Company believes there are strong opportunities emerging in the near future to provide high-speed satellite links, especially with the use of USM. We believe that the demand for satellite communication products may increase as a result of the following factors:

      o World-wide demand for communications services in general, and broadband data and video networks in particular;

      o Improving cost-effectiveness of satellite communications for many uses;

      o Recent technological advancements which broaden applications for and increase the capacity and efficiency of satellite based networks; and,

      o     Global    deregulation   and   privatization   of   government-owned
            telecommunications carriers.

Today, video services are moving to the forefront of attention in the satellite services industry and will continue to be a significant revenue producer for the industry. At one time, experts believed that the broadband data services market would have the most growth potential, but it is becoming clear that HDTV is likely to dominate future capacity trends. The movement to HDTV will provide a wide spectrum of new growth opportunities for the broadcast and cable contribution and distribution markets as well as DTH video services. The Company believes that the USM technology can play an important role in this arena. In particular, the USM technology could make HDTV viable on a larger and more economical scale. HDTV is currently limited by the lack of bandwidth on conventional transponders.

Satellite systems, in general, are comprised of an earth-orbiting satellite which has several transponders. Satellite transponders function as a receiver, amplifier and transmitter of microwave signals from and back to earth. A conventional transponder can typically provide several analog channels, 6 to 8 standard-definition digital TV channels, and 2 high-definition (HDTV) channels. The USM technology can potentially be developed and integrated into existing satellite network infrastructure to provide numerous additional channels per transponder enabling current service providers to reduce total per transponder costs by a substantial factor and, therefore, would enable satellite operators to offer a greater variety of programming and services to customers at more competitive prices.

Commercial communications satellites are used for a variety of global communications applications, either as a substitute for or as a complement to the capabilities of terrestrial networks, including land and submarine fiber optic networks. With the potential for lower underlying costs using USM technology, satellite service providers will be able to provide fiber-optic-like capacity at very competitive rates. As such, the Company's focus will be the following service segments among others:

      o     Fixed Satellite Services

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

      o     Direct Broadcast Satellite (DBS)/Direct-To-Home Services (DTH)

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

      o     Broadband Services

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

Satellite Partnerships: To date, the Company has established the following international partnerships for the future deployment of USM-based satellite services that intend to deliver voice, data & video applications to the consumer markets:

Country                    International Partner
-----------                -----------------------------
Philippines                Mabuhay Satellite Corporation

Indonesia                  PT Citra Sari Makmur

In July 2004, the Company announced the signing of a Memorandum of Understanding
(MOU) to form a technical cooperation partnership with Mabuhay Satellite Corporation ("Mabuhay"), the national satellite company of the Philippines and a subsidiary of the country's national telephone company, Philippine Long Distance Telephone Company ("PLDT"). The strategic partnership will focus on the implementation of the USM technology into Mabuhay's existing satellite communications network to establish new, cost effective broadband services for the Philippines market as well as to engage in other communication activities. With USM's ability to achieve fast data transmission rates and spectral efficiency, we intend to develop enhanced satellite services for the following applications in Mabuhay's satellite network:

      o     Broadband services for content distribution

      o     Capacity increase in satellite transponders

      o     Backhaul services

      o     Satellite-based IP services

In March 2005, the Company announced the signing of a Memorandum of Understanding ("MOU") to establish a strategic partnership with PT Citra Sari Makmur ("CSM") in Indonesia for the development of USM broadband data and multimedia satellite services. Through the partnership, we plan to integrate the USM technology into CSM's existing satellite network services as well as create new, cost effective broadband wireless solutions for the country, including but not limited to the following:

      o Broadband satellite data services for CSM's existing enterprise clients

      o     Direct-to-home satellite ISP services for consumers

      o     Other multimedia applications

Terrestrial  Wireless  Voice  and  Data  Network  Services:

For terrestrial wireless networks, aeroTelesis aims to become a low-cost provider of high-quality wireless services. The Company is primarily focused on deploying the USM technology in new terrestrial wireless broadband voice and data networks in developing markets where there is significant opportunity for rapid growth due to low mobile penetration and substantial demand for basic voice telephony services. In such markets, which include Southeast Asia, Latin America, and select regions in the Middle East and Africa, USM aims to provide a technology "leap-frog" to an advanced generation of wireless services for these territories. More importantly, USM would provide for advantages, such as:

      o Increasing voice and data capacity significantly with less network infrastructure

      o Being able to deploy high-speed data and voice services using lower level frequencies which provide for greater signal propagation and more efficient network design

      o     Reducing   capital   expenditure   for  the   implementation   of  a
            "greenfield" (brand new) network

These and other technical advantages created by the spectral efficiency of USM would enable the Company (and other network operators utilizing USM) to operate with a lower cost base, leading to more attractive pricing to potential customers. The cost-reducing benefits provided by USM would be attractive to the price-sensitive, "second-tier" consumers who represent a major market segment of developing countries. The value proposition of USM for terrestrial wireless applications would be its ability to provide subscribers with high network quality and premium services which are more competitively priced than what is currently offered by existing wireless technologies.

While the mobile telephone industry is well-established in the developed world, the mobile telephone industry in the developing world is still in its infancy. aeroTelesis believes that mobile telephony will grow rapidly in developing countries because of the poor quality of existing wire-line service, the unsatisfied demand for basic telephone service and the increasing demand from users who want the convenience of mobile telephones. In some countries, the mobile telephone network provides significantly improved access to the local and international wire-line network compared with the existing wire-line service. In addition, developing countries are expected to benefit both from better technology and lower equipment costs than those at comparable stages of market development in developed countries. Penetration rates (the number of subscribers per 100 people) are substantially lower in developing countries than in developed countries. aeroTelesis believes that its target markets offer higher growth potential because of these situations.

The Company is targeting the deployment of USM technology in new terrestrial wireless voice and data networks in the 2006-2007 timeframe, beginning in the Philippines and followed by other countries in Southeast Asia, where there is an estimated existing population of over 600 million people. Because of the network efficiency that may be achieved by USM technology, infrastructure and maintenance costs are expected to be lower relative to traditional network infrastructure costs. This would allow the Company to price its services at a lower cost relative to existing competitors. The Company believes its low-cost value proposition will position the Company well to benefit from the increasing demand for mobile voice services in developing markets and to penetrate into the "second tier" customer bases in many of these markets.

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

We cannot assure you, however, that the USM technology will be successfully deployed in new and existing wireless voice and data networks in the aforementioned countries and timeframe, nor can we assure you that USM will become a standard in either emerging or developed economies. We also cannot assure you of the successful and timely development of USM mobile products, nor can we assure you that we will be able to generate significant revenue from the application of USM technology to the mobile communications business in general.

USM TECHNOLOGY

USM: Technology Overview

The Company's core wireless technology platform is a unique and proprietary modulation technology known as Ultra Spectral Modulation (USM(TM)). USM is designed to substantially increase bandwidth efficiency, whereby high-speed data transmission rates can be achieved through narrow channels of bandwidth with low power consumption. USM is distinct and unrelated to existing modulations standards, including those of GSM and CDMA.

In contrast to other traditional wireless technologies that rely on conventional modulation methods and broad frequency spectrum requirements, USM represents an original and fundamental shift for wireless technology and the communications industry. USM can create a new breed of next generation networks defined and characterized by superior frequency bandwidth efficiency, delivering ultra high speed data rates and enhanced data capacity through narrow frequency channels. The value proposition of USM is to achieve optimal broadband-like services utilizing a narrow frequency spectrum.

USM, which is licensed with exclusive rights to aeroTelesis, is now in the development stages of its chipset. The USM technology is not an upgrade or an incremental improvement to existing modulation methods. It is a fundamental, "game-changing" technology for the transmission of wireless communications that can maximize speed and data throughput that other existing wireless technologies cannot deliver. Specifically, it is designed to greatly increase spectral efficiencies in wireless applications and provide for high-speed and high-capacity networks at substantially lower costs, relative to existing broadband wireless technologies.

Upon commercialization, USM will enable voice, data and video services to be delivered through narrow frequency channels of 50 kilohertz (KHz) and less in bandwidth for satellite and terrestrial wireless broadband services. Comparatively, other wireless standards, such as GSM (TDMA) and CDMA, generally require larger frequency bandwidths of 200 KHz and 1.25 megahertz (1250 KHz), respectively. W-CDMA (Wideband CDMA), a 3G technology that increases data transmission rates in GSM systems by using the CDMA air interface instead of TDMA, requires even greater bandwidth to deliver viable broadband-enabled services.

The superiority of USM has been demonstrated through its ability to transmit random data at speeds of 5 megabits per second (Mbps) through channels as narrow as 50 KHz in bandwidth. This is equivalent to 100 bits per second per hertz of data transmission speed. Traditional modulation techniques, on the other hand, generally transmit data at rates of 1 to 4 bits per second per hertz. In 50 KHz of bandwidth, this would amount to a maximum data rate of a few hundred kilobits per second (Kbps), whereas USM is 5 Mbps.

The potential efficiency of USM is apparent in satellite communication applications. A typical direct broadcast satellite (DBS) operator will utilize geosynchronous satellites with transponders transmitting in the Ku-band frequencies with approximately 24 MHz to 27 MHz of bandwidth. With current technology, a Ku-band transponder with 24 MHz of bandwidth can support up to 8 standard-definition, digital TV channels, each transmitting up to 3 Mbps downstream. Uplink speeds are significantly lower. USM technology could provide at least 80 channels per Ku-band transponder, transmitting at least 5 Mbps downstream in channels that are as narrow as 50 KHz wide. This represents a gain of at least ten times (10x) the typical number of channels and a doubling of transmission speeds provided on a Ku-band transponder today.

There are no assurances that the USM technology will be successfully commercialized in satellite and terrestrial wireless communications applications, nor can we assure you that USM will gain the market acceptance required to generate significant revenue for the Company.

USM: Method of Development

The development of USM encompasses many years of research and design, performed by RF (radio frequency) scientists and engineers. USM is the culmination of ground-breaking, innovative research and development in simulation and modulation technology.

The effort by the USM development team was dramatically enhanced through the use of the latest computer simulation tools and models. The significant progress made over the past 12 months, regarding the correlation of mathematical models and associated technology tools, enabled the USM developments to progress at a far faster pace.

In particular, the USM design models indicated that by using the correct mix of electrical characteristics within Phase Modulation (PM) and Amplitude Modulation
(AM), a new and unique waveform could be achieved to substantially increase the technical feasibility for faster data rate transmission, especially through narrow frequency bandwidth.

The next step in the USM design process was the design and implementation of a unique digital filter that cannot be created using conventional process techniques. This unique digital filter has been completed and demonstrated in USM hardware in recent weeks, representing a major technical milestone.

By combining this new "hybrid" modulation technique - comprised of both PM and AM waveforms - with the new digital filter, the USM engineering team has been able to achieve and confirm with third party verification, the results of ultra high speed data transmission rates (5 Mbps and higher) through very narrow frequency bandwidths (50 KHz and smaller).

USM: Bandwidth Efficiency and Data Rate Comparisons

For wireless communications, frequency bandwidth is certainly a valuable commodity. In the U.S., the Federal Communications Commission (FCC) controls the allocation of frequencies and bandwidth. This process basically gives a service provider the right to use those frequencies and associated bandwidth to provide wireless services. Recently, a large national wireless carrier in the cellular phone business paid approximately $270 million for 10 MHz (megahertz) of bandwidth for just one large city. This is just one example of how valuable bandwidth can be.

How much bandwidth is actually needed to transmit information? A basic voice signal requires a bandwidth of approximately 3000 Hz (hertz) or 3 KHz (kilohertz). Radio stations have different bandwidth requirements: AM stations require 10 KHz of bandwidth; FM stations require 200 KHz. TV stations (analog broadcast signals) require more: 6 MHz, which is equivalent to 6000 KHz.

For wireless communication services (such as cellular service), the bandwidth requirements also depend on the modulation techniques that are used. The GSM (Global System for Mobile Communications) family of technologies, which include GPRS and EDGE, utilize 200 KHz of bandwidth. CDMA (Code Division Multiple Access) and WCDMA (Wideband CDMA), on the other hand, requires bandwidths of
1.25 MHz and 5.0 MHz, respectively. Broadband access technologies, such as WiFi, have even larger bandwidth requirements of 20 MHz for short range data communications.

In comparison to these common wireless technologies in the market today, the USM technology is very unique because of its ability to provide the most efficient use of bandwidth, requiring just 50 KHz of frequency spectrum. More importantly, USM has demonstrated its ability to transmit 5 Mbps (megabits per second) of data through a 50 KHz channel, which is equivalent to 100 bits per second per hertz in data rate. In general, the common wireless technologies transmit data at a rate of 1 to 4 bits per second per hertz. USM has the potential to redefine the next generation of wireless services with a 25 times improvement in spectral efficiency.

--------------------------------------------------------------------------------
                      Bandwidth and Data Rate Comparisons:

Wireless Technology       Bandwidth Requirement     Peak Data Rates
-------------------       ---------------------     ---------------
GSM                       200 KHz                   14.4 kbps
GPRS                      200 KHz                   115 kbps
EDGE                      200 KHz                   384 kbps
CDMA 2000-1x              1250 KHz (1.25 MHz)       144 kbps
CDMA 2000-1x EVDO         1250 KHz (1.25 MHz)       2400 kbps (2.4 Mbps)
W-CDMA                    5000 KHz (5.0 MHz)        2000 kbps (2.0 Mbps)
WiFi 80211g               20,000 KHz (20.0 MHz)     54,000 kbps (54.0 Mbps)
WiFi 80211n               20,000 KHz (20.0 MHz)     54,000 kbps (54.0 Mbps)

USM                       50 KHZ                    5000 KBPS (5.0 MBPS)

(KHz = kilohertz)
(MHz = megahertz)
(kbps = kilo bits per second)
(Mbps = mega bits per second)
--------------------------------------------------------------------------------

If USM were to operate in larger bandwidths, such as those required by GSM, CDMA and WiFi, the data rate performance of USM would be even faster than the 5.0 Mbps that it achieves in 50 KHz of bandwidth.

--------------------------------------------------------------------------------
           Projected USM Data Rates with Larger Bandwidth Allocation:

 Bandwidth Allocation                    Projected USM Data Rates
(if greater than 50 KHz)

 200 KHz                                 20,000 kbps (20.0 Mbps)
 1250 KHz (1.25 MHz)                     125,000 kbps (125 Mbps)

 (KHz = kilohertz)
 (MHz = megahertz)
 (kbps = kilo bits per second)
 (Mbps = mega bits per second)

--------------------------------------------------------------------------------

The efficiency of USM shows that a large amount of bandwidth is NOT required for higher data rates.

USM: Technology Developments

Since the beginning of 2005, the latest developments and achievements for the USM technology include:

      o The completion of all MATLAB(R) simulations, and the current transition from "software" algorithms and language into hardware design language (HDL) for integration into a USM-enabled chip;

      o The implementation of a unique digital filter into FPGAs (Field Programmable Gate Arrays) which is the core key component of the USM technology.

      o An initial design review for the implementation of an ASIC device. (Application Specific Integrated Circuit)

      o The design of a USM chip in an ASIC format is scheduled for the second half of 2005.

USM TECHNOLOGY LICENSES

Through the Company's acquisition of Aerotelesis Philippines Inc. ("ATP") in October 2003, aeroTelesis acquired the rights to deploy USM technology in the Philippines for wireless telecommunications services (such as wireless local loop and mobile cellular networks). As a former wholly-owned subsidiary of Nations, the initial exclusive licensee of USM, ATP had been assigned the rights to deploy USM technology in the Philippines.

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

Subsequently in February 2004, aeroTelesis established a direct licensing relationship and agreement (the "License Agreement") with the developer and manufacturer of the USM technology, Photron Technologies Ltd. ("Photron(TM)"). Pursuant to the terms and conditions of the License Agreement, aeroTelesis was granted a license to utilize and deploy USM technology for use in wireless telecommunication services (applicable to all international markets without restrictions), such as wireless local loop and mobile cellular networks. It was agreed that the license to utilize and deploy the USM technology for these types of wireless telephony services would be exclusive to aeroTelesis and Nations. Such exclusivity is applicable on a country-by-country basis for each country that aeroTelesis enters and is able to secure the necessary government licenses and rights to deploy wireless telephony services. Upon demonstrating the license rights to Photron, aeroTelesis is obligated to make an entry payment to Photron in order to confirm the exclusive USM rights for such country.

The License Agreement also provided for Photron to exclusively develop and manufacture USM-based satellite network products and systems for aeroTelesis. Such rights are applicable on a country-by-country basis for each country which aeroTelesis enters, provided it secures the necessary licenses and government rights to deploy satellite communication services in the target country and it makes an entry payment to Photron to confirm the exclusive USM rights for such country.

The term of the License Agreement is for a period of ten (10) years and may be renewed for successive five (5) year terms, subject to terms and conditions that may be changed if necessary or appropriate, upon the mutual agreement of the Parties at the commencement of each new five year term.

In view of the semi-exclusive licensing relationship (for the use of USM in wireless telephony services) that aeroTelesis shares only with Nations, the Company and Nations entered into a Non Conflict and Cooperation Agreement (the "NC&C Agreement") in March 2004. Through the NC&C Agreement, the following principles were established:

      o Nations reaffirmed its granting of a right of first refusal to aeroTelesis to acquire from Nations any wireless network, operation and/or license that Nations is able to secure or establish in Southeast Asia, South and Central America and the Middle East;

      o However, if aeroTelesis declines to acquire the operation or license, then Nations may offer aeroTelesis the opportunity to participate as a minority partner at a percentage to be negotiated at that time;

      o aeroTelesis has the same rights to USM technology for the aforementioned territories and can seek to establish strategic partnerships in these territories without being in conflict with Nations;

      o If Nations is able to identify and/or secure wireless telecommunication opportunities in other international territories and can establish a wireless network license to implement services, it may invite aeroTelesis to participate as either the lead or co-developer of the wireless operation; and

      o As aeroTelesis has exclusive license rights from Photron for the deployment of USM-based products and systems for use in satellite network services on a country-by-country basis for each country that aeroTelesis secures, Nations can introduce satellite-related opportunities to aeroTelesis; and if a country license or satellite operation can be secured by aeroTelesis, then Nations will be compensated with a participation fee to be negotiated at that time.

USM TECHNOLOGY COOPERATION & DEVELOPMENT

In conjunction with the License Agreement, aeroTelesis and Photron have also established a Technology Cooperation and Development Agreement (the "TC&D Agreement"). The primary focus of the TC&D Agreement is technology cooperation and development for USM products and systems that aeroTelesis intends to deploy in its target markets under its license from Photron. As each party has its own areas of expertise, aeroTelesis and Photron will work in cooperation and collaboration, as necessary and subject to the specifications and requirements that aeroTelesis needs for its wireless networks, to maximize their skills for the development of future generations of wireless products and systems based on USM.

Other principles established in the TC&D Agreement are as follows:

      o As necessary and appropriate, aeroTelesis will participate in technical discussions and offer its suggestions and views on the commercial development of USM technology for aeroTelesis' networks. Photron will also encourage and/or request aeroTelesis' participation as and when it deems it to be appropriate.

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

GLOBAL STRATEGY

The Company's foremost objective is to ultimately capture a significant share of the global satellite and terrestrial wireless broadband services market. The Company intends to differentiate itself with products and services that are designed, developed and commercialized to increase network efficiency and allow for a cost-effective transition to next generation networks.

Our strategy principally consists of the following:

      o initially focusing on target markets in developing countries where our value proposition for lower cost next generation services would be more significant than in those markets where a significant amount of capital has already been committed to network expansion based on incumbent technology;

      o lowering the deployment and utilization costs of satellite and terrestrial wireless broadband networks for our local partners and customers by leveraging the efficiencies and capabilities of the USM technology; and,

      o offering our partners and customers an increased number of features and enhanced functionality.

The details of our strategy include:

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

Establishing Strong Local Partners for In-Country Distribution and Support

We are committed to working with strong partners to enable us to best implement the USM technology for wireless network services as well as to best distribute services and attract, retain and support customers. We seek to secure and develop partnership arrangements in each of the markets that we pursue.

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

TARGET MARKETS AND CUSTOMERS

International Deployment of USM with a focus on Developing Markets

While our products and services are expected to ultimately be deployed and implemented throughout the world, we intend to initially focus on emerging economies in Southeast Asia. Our business strategy hinges on initially focusing on target markets in developing countries where our cost-reducing value proposition would be more significant instead of markets and countries where a significant amount of capital has been committed to network expansion based on incumbent technology. There is a larger mass of subscribers that has been left untapped in these emerging country markets and such customers would be attracted to more cost-effective communications services. We also intend to target markets where terrestrial networks are less well-developed and where alternative communications infrastructure, including satellite and fixed wireless or mobile networks, are widely adopted.

We are currently focused on providing the USM technology for use in satellite and terrestrial wireless services in the following countries:

      o     Philippines

      o     Indonesia

Satellite Services Market: According to consulting firm Futron Corp., the global satellite services market in 2004 was valued at $60 billion and has more than quadrupled in size from a total market value of $15.8 billion in 1996.

In the  Philippines,  the Company has  formalized a Memorandum of  Understanding
(MOU) to establish a technical cooperation partnership with Mabuhay Satellite Corporation ("Mabuhay"), the national satellite company of the Philippines and a subsidiary of the country's national telephone company known as Philippine Long Distance Telephone Company ("PLDT"). The strategic partnership will focus on the implementation of the USM technology into Mabuhay's existing satellite communications network to establish new, cost effective broadband services for the Philippines market as well as to engage in other communication activities.

In Indonesia, the Company has formalized a Memorandum of Understanding ("MOU") to establish a strategic partnership with PT Citra Sari Makmur ("CSM") for the development of USM broadband data and multimedia satellite services. Through the partnership, we plan to integrate the USM technology into CSM's existing satellite network services as well as create new, cost effective broadband wireless solutions for the country.

Mobile Wireless Communications: For the Philippines, Gartner Dataquest expects mobile telephone penetration to grow from 19.5% in 2002 to 29.8% in 2007. Mobile telephone service revenues are expected to grow from US $1.3 billion in 2002 to US $2.4 billion in 2007.

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

With respect to mobile wireless services, the Company is collaborating with an established local partner that intends to deploy a new USM wireless voice and data network that would be competitive with incumbent GSM service providers.

Voice Network Services Utilizing VOIP Technology

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

We have identified our target market segments as follows:

      o VOIP for Corporations - In addition to Consumer-type of services, we intend to provide Corporate services such as Virtual PBX systems other enhanced features, using our enterprise solution known as aeroOffice(TM).

      o VOIP for Consumers - We intend to provide PC-to-Phone, PC-to-PC, and Phone-to-Phone services utilizing Internet connectivity and IP-based Telephones. These services allow callers to originate calls via IP telephones or telephone systems that use the internet for completion to standard telephone lines anywhere in the world.

      o Traditional Voice - Through our strategic partnerships, we can use our VOIP network to provide Traditional Voice services such as 1+ dialing and prepaid card calling.

      o Transport for Traditional Carriers - We are able to offer a lower transport costs to Carriers still using traditional telephony technology for their voice transport. Our service can be used for both domestic and international transport.

SALES AND MARKETING

The Company is planning to deploy its USM-based wireless services in partnership with satellite service providers, potentially sub-licensing USM to a satellite operator, and launching new terrestrial wireless voice and data networks jointly with local partners. The Company expects to generate revenues via either a royalty/license fees or revenue/profit sharing agreements.

We plan to develop strategic relationships with major satellite and mobile wireless service providers in Asia and other developing country territories to jointly deploy next generation network services with the USM technology. We intend to deploy our products and services on either a regional or worldwide basis with such partners and intend to leverage their highly trained technical support teams in order to provide support to customers who utilize our services. We cannot assure you, however, that we will be successful in deploying our products or services on either a regional or worldwide basis with our partners and through their relationships.

COMPETITION

We will compete in the satellite and terrestrial wireless communications services market, providing solutions for the transmission of voice, data, and video traffic across traditional and IP-based networks.

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

Terrestrial Wireless Equipment and Services

Equipment:  Global  competitors  include major  technology  developers,  such as
Qualcomm; major semiconductor companies, such as Texas Instruments, STMicroelectronics, VIA Telecom, NEC, Infineon and Philips; as well as major telecommunication equipment companies such as Motorola, Nokia, Ericsson and Matsushita. Additionally, many handset and base station manufacturers in Asia such as Samsung and UT Starcom present competition to the Company. The Company also faces competition from companies offering broadband wireless access technologies, such as: Airspan Networks Inc. and Alvarion Ltd.

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

The disadvantages of using satellites versus fiber optic cables include:

      o Satellites are prone to electromagnetic and other physical and environmental interference, including attenuation due to heavy rain;

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

In the area of VOIP network services, we will compete with pure VOIP companies such as: Vonage, Net2Phone, 8x8, Deltathree, Skype, Fusion, and Mediaring. This business sector is marketing-intensive and does not have high barriers to entry. Although we believe that our focus on building a market leading presence in numerous ethnic communities on a market-by-market basis and not going head-to-head for the extremely competitive domestic U.S. VOIP business will provide us with some competitive niche market advantages, our competitors generally have more resources and more widely recognized brand names.

We will also compete with traditional network operators such as AT&T and Verizon who are making forays into the VOIP market. Several emerging international carriers - such as Primus Telecommunications Group, Teleglobe International Holdings Ltd., and IDT Corporation - have also been entereing the VOIP sector.

GOVERNMENT REGULATION

International Regulations for Wireless Services

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

Regulations in the United States

In the United States, we are subject to varying degrees of federal, state and local regulation and licensing, including that of the Federal Communications Commission (FCC). At each of these levels, there are significant regulations imposed on the provision of telecommunications services in our business.

We cannot assure you that the applicable U.S. regulatory agencies will grant required authority or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations. If authority is not obtained or if our pricing and/or terms or conditions of service are not filed or are not updated, or otherwise do not fully comply with the rules of these agencies, third parties or regulators could challenge these actions and we could be subject to forfeiture of our license, penalties, fines, fees and costs.

During July 2004, the United States Senate continued to consider how it might apply regulations to VOIP. The VOIP Regulatory Freedom Act of 2004 exempts VOIP service from state taxes and regulations and defines it as a lightly regulated information service for U.S. government regulators. This does not, however, remove the uncertainty of regulatory impact within the United States. For example, the bill reserves the ability for states to require VOIP to provide 911 services, to require VOIP providers to contribute to state universal service programs, and to pay intrastate access charges to other telecom providers.

As of August 2004, VOIP services of all types are not regulated by the FCC, and, as such, are not subject to USF charges or other public policy regulation such as 911/E911, CALEA, etc.

Some states have tried to directly regulate VOIP services on an intrastate basis, but these attempts have, so far, not held up to court challenges. Many states are holding forums to research the issues surrounding VOIP; some are encouraging or even requesting VOIP providers subject themselves to public service commission jurisdiction and obtain certification as telephone companies; most are hesitant to act until a final determination is made by the FCC, but some have voluntarily done so.

It is uncertain when or how the effects of such regulation would affect us, not is it understood if other countries will follow suit. If additional regulation does occur, the FCC, any state or any country may impose surcharges, taxes or additional regulations upon providers of VOIP-related services. The imposition of any such additional fees, charges, taxes and regulation on VOIP service providers could materially increase our costs and may limit or eliminate competitive pricing for the Company.

TRADEMARKS

We have filed for several trademarks, all of which are of material importance to us. The following trademarks are filed with the United States Patent Trademark Office and are currently in the registration process:

      1.    aeroTelesis, Inc.

      2.    Beyond Wireless Boundaries

      3.    aeroOffice

      4.    aeroVoIP 5. Mabuhay Minutes

      6.    Get VoIP'd and Save

      7.    Pure Voices. Pure Moments.

The telecommunications markets have been characterized by substantial litigation regarding patent and other intellectual property rights. Litigation, which could result in substantial cost to and diversion of our efforts, may be necessary to enforce trademarks issued to us or to determine the enforceability, scope and validity of the proprietary rights of others. Adverse determinations in any litigation or interference proceeding could subject us to costs related to changing names and a loss of established brand recognition.

EMPLOYEES & CONSULTANTS

As of March 31, 2005, the Company had four (4) employees with the following breakdown: one (1) in finance and corporate administration; one (1) in legal services; one (1) in network operations and marketing; and one (1) in business development.

The Company also had nine (9) consultants with the following breakdown: one (1) in corporate finance; one (1) in corporate communications/investor relations; one (1) in network services; one (1) in IT operations; one (1) in technical operations; one (1) in corporate relations; one (1) in brand communications; and two (2) in graphics design.

It has been the Company's policy to initially engage the services of consultants for a period of three (3) to six (6) months probation prior to extending an offer for a full-time employment position. We expect that many, if not all, of these consultants will transition into Company employees in the coming months. The Company is continuing to build its management team but at a measured pace in order to limit corporate overhead.

None of our employees are covered by a collective bargaining agreement and we have never experienced any strike or work stoppage. We believe that our relations with our employees and consultants to be excellent.

ITEM 2.  PROPERTIES

The Company presently occupies 2,880 square feet of leased office space at 1554 Sepulveda Blvd., Suite 118, Los Angeles, CA 90025. The lease expires on December 15, 2005 at a monthly rent of $9,158.00. The Company anticipates that this office space is sufficient for its administrative operations for the immediate future.

ITEM 3.  LEGAL PROCEEDINGS

The Company filed suit in Los Angeles County against its former CEO and Director, Jagan Narayanan, on January 13, 2005 alleging breach of contract, fraud, breach of fiduciary duty and seeking equitable relief in the form of a declaratory judgment that the Company owes him no salary or any stock options. The Los Angeles County case was Case SC084087 filed in Los Angeles Superior Court in Santa Monica, California.

Mr. Narayanan has filed a lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan's case seeks damages and penalties for unpaid wages and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May 2005 that venue was proper in Alameda Country (where the defendant lives) so the Company's case has been transferred there. The Alameda County case is
HG05-199556 and was filed on February 18, 2005. The cases are now at the discovery stage.

The Company has engaged legal counsel to represent it in these matters and intends to vigorously defend itself against Mr. Narayanan's allegations and to pursue its claims against Mr. Narayanan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended March 31, 2005, the Company did not submit any matters to a vote of its shareholders.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

In July, 2003, the Company's common stock began trading on the "pink sheets" and was subsequently listed on the Over the Counter Bulletin Board ("OTCBB") in September, 2003 under the symbol "PCRR". After the Company's name change became effective, the Company's common stock traded under "AOTS" and currently trades under the symbol "AOTL". As of March 31, 2005, the Company had 83,437,701 shares of its common stock issued and outstanding, of which 5,734,976 were held by non-affiliates. An additional 2,830,000 shares of the Company's common stock are reserved for issuance under stock options granted to employees, advisors and consultants under the Company's Stock option Plans. These options range in price from $.02 to $2.00 per share. Of the stock options issued and outstanding, 980,000 options are currently vested. In addition to the 2,830,000 stock options currently issued and outstanding, an additional 9,170,000 are reserved for issuance under the Pacific Realm, Inc. 2003 Stock Option Plan (3,320,000 options available for issuance) and the aeroTelesis, Inc. 2003 Stock Option Plan (5,850,000 options available for issuance).

In May, 2004, the Company's Board of Directors approved a two percent (2%) stock dividend on its common stock. The dividend was issued on June 16, 2004.

The Company's CUSIP number is 008041204. As of March 31, 2005, there were 200,000,000 shares of common stock authorized, par value $.00008, of which 83,437,701 are issued and outstanding. The Company has authorized a total of 2,000,000 shares of preferred stock, par value .001 and presently has no shares of preferred stock issued and outstanding. The Company estimates there are approximately 1400 holders of the Company's common stock.

The following table reflects high and low quarterly bid prices for the fiscal year ended March 31, 2005. This information has been provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD") and the

Internet. These quotations reflect inter-dealer prices, without retail mark-ups or mark-downs or commissions. These quotations may not necessarily reflect actual transactions. These prices reflect the Company's two percent stock dividend issued in June, 2004, during the Company's first quarter.

-------------------------------------------------------------
Period                Low Bid           High Bid
-------------------------------------------------------------
1st Quarter           $4.35             $8.25
-------------------------------------------------------------
2nd Quarter           $2.85             $7.10
-------------------------------------------------------------
3rd Quarter           $3.00             $9.00
-------------------------------------------------------------
4th Quarter           $2.30             $4.30
-------------------------------------------------------------


EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information as of March 31, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

                                           A                       B                         C
                              --------------------------  ------------------  ------------------------------
                                                                              NUMBER OF SECURITIES REMAINING
                                                                               AVAILABLE FOR FUTURE ISSUANCE
                              NUMBER OF SECURITIES TO BE   WEIGHTED AVERAGE      UNDER EQUITY COMPENSATION
                                ISSUED UPON EXERCISE OF    EXERCISE PRICE OF    PLANS (EXCLUDING SECURITIES
                                  OUTSTANDING OPTIONS     OUTSTANDING OPTIONS     REFLECTED IN COLUMN A)
                              --------------------------  ------------------  ------------------------------
EQUITY COMPENSATION PLANS
  APPROVED BY
  SHAREHOLDERS                           2,830,000                 $0.59                   9,170,000

EQUITY COMPENSATION PLANS
  NOT APPROVED BY
  SHAREHOLDERS                               0                       0                         0

TOTAL                                    2,830,000                 $0.59                   9,170,000


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

The following discussion of the financial condition, changes in financial condition and results of operation of the Company for the fiscal years ended March 31, 2005 and March 31, 2004 should be read in conjunction with the financial statements of the Company and related notes included therein.

RESULT OF OPERATIONS

During the fiscal years ended March 31, 1990 through March 31, 2000, the Company had no revenues and no operations. In 2000, the Company began operations after several years of being inactive/dormant. The Company appointed new management and began offering its consulting services to companies interested in entering the telecom industry in developing countries.

For the year ended March 31, 2005, the Company had revenues of $409,490 which consisted of consulting income of $401,000 and sales of goods consisting of VOIP equipment to a field trial customer and wholesale minutes for a potential customer to test our international VOIP route from the United States to Asia, totaling $8,480 and $10 merchant credit with expenses of $1,470,080, resulting in a net loss for the year of ($1,060,590). For the year ended March 31, 2004, the Company had revenues of $60,000 which consisted of consulting income, and expenses $641,684, resulting in a net loss for the period of ($581,684). The Company's expenses for the year ended March 31, 2005 were composed of legal and professional fees of $885,543, payroll expenses of $245,316, rent expense of $123,184, operating expenses of $99,291, travel expense of $73,624, depreciation expense of $14,638, costs of revenue of $17,349 and interest expense of $11,135. The Company's expenses for the year ended March 31, 2004 consisted primarily of legal and professional fees of $276,305, travel expenses of $238,391, rent expense of $56,122 and operating expenses of $68,906 and depreciation expense of $1,960. The increase in expenses for the fiscal year ended March 31, 2005 as compared to the expenses for the previous fiscal year is due to the Company's expansion of its operations as it prepares to enter the VOIP market as well as expenses incurred in connection with its USM license and the Company's need to retain the services of various professionals to assist it in moving forward in the VOIP market as well as its planned USM operations.

The Company's net loss from operations before income taxes for the year ended March 31, 2005 was ($1,060,590) compared to a net loss of ($581,684) for the year ended March 31, 2004. The net loss per share for the periods ended March 31, 2005 and 2004 was ($.01) and ($.01), respectively,

As part of the Company's planned VOIP network operations, a beta test network was established in 2004 to transmit voice services between the U.S. and Southeast Asia. The Company completed a test phase of its network and was preparing to deliver "live" traffic to the Asia region. The sale of certain wholesale minutes (as referenced above) to a potential customer was transacted as part of the forecasted transition to the commercial network in September/October 2004. Following the sale of the "test" minutes to the potential customer, the Company was advised by its operations associates in Southeast Asia that certain technical and operational adjustments were required in order to handle higher volumes of voice traffic with competitive pricing.

Furthermore, additional billing capabilities were required to provide greater accounting reconciliation with the Company's prospective customers. To date, the Company has put its plans for this network implementation on hold to focus on other VOIP opportunities in the U.S. market. There are no assurances that the Company will resume its pursuit of this particular international VOIP network.

As referenced above, the Company has also recorded sales for certain VOIP equipment to a field trial customer to test the enterprise VOIP solution known as aeroOffice(TM). To date, this field trial for a national travel agency, known as Picasso Travel, is ongoing for Picasso's internal communications between its network of eight (8) offices in the U.S. The Company is continuing to upgrade its aeroOffice product with new features, and further technical developments are required before full commercialization is completed.

At March 31, 2005, shareholders' equity was $2,501,460 compared to shareholders' equity of $2,704,719 at March 31, 2004. This decrease in shareholders' equity resulted from the Company's increased operating expenses during the fiscal year ended March 31, 2005.

Over the past 90 days, the Company has reported on significant developments and achievements with the USM technology. The deployment of USM-based products and systems for both satellite and terrestrial wireless broadband networks has been and will continue to be the Company's core, long term focus. Furthermore, new strategic partnerships will continue to be forged in the international markets until the USM technology is fully commercialized by Photron. In view of the recent USM progress and milestones that have been expedited by Photron and its technology partners, it can be expected that the Company will devote more resources to its USM business platform and, possibly, reduce the focus on its planned VOIP services.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had negative working capital of approximately ($287,500) which consisted of current assets of approximately $5,500 and current liabilities of approximately $293,000. The Company's current assets are composed of approximately $2,000 in cash and accounts receivable of approximately $3,500. The Company's current liabilities of approximately $293,000 represent accounts payable and accrued expenses of approximately $281,000, related party payable of $8,600 and the current portion of long-term debt of approximately $3,000. The Company's assets, in addition to its current assets, consist of furniture and fixtures of approximately $76,000, net of depreciation, deposits of approximately $18,000 and its net licenses of approximately $2,700,000 which consists of three licenses listed under Other Assets. The three licenses are the AeroTelesis Philippines Inc.("ATP") license for approximately $1,700,000 and two licenses from Photron Technologies Ltd. to utilize and deploy USM-based products and systems for satellite communication services and wireless telephony service in the Philippines. The Company paid $500,000 in 2004 for each Photron license, respectively. The two Photron licenses are treated as having a useful life of ten (10) years based upon the agreements the Company has with Photron which are for ten years with renewal provisions that are not automatic. The useful life of the ATP License has been set at 15 years which is the term of years remaining on the franchise held by the Company's local partner in the Philippines. The Company has long term liabilities of approximately $3,600.

The Company anticipates that its assets are sufficient to support its operations over the next year assuming that the Company continues to generate revenues as well as if the Company is successful in raising capital or borrowing funds to support its planned operations until such time as its proposed plan of operations begins to materialize. The Company has a revolving line of credit of $1,000,000 from an affiliate which will be used for working capital as needed. However, in order to continue on its proposed business plan, the Company will require additional capital and plans to seek financing during the fiscal year which ends March 31, 2006. The Company may attempt to increase its operating liquidity by considering the availability of outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions, of which there can be no assurance of such availability of either debt or equity financing. In the event that the Company cannot obtain sufficient debt or equity funding, the Company may have to scale back its business plan accordingly which will hinder and delay the Company's efforts to begin significant revenue-generating operations.

During the fiscal year ended March 31, 2005, the Company issued 417,698 shares of its common stock as repayment of its outstanding debt to its majority shareholder, Nations Mobile Networks Ltd. The Company also issued 79,425 shares of its common stock to unrelated parties who provided services to the Company. The Company also issued 25,451 shares of its common stock to an unrelated third party for cash during the fiscal year ended March 31, 2005. The Company anticipates that it will convert future debt obligations to Nations through the issuance of the Company's common stock and may in the future continue to compensate those providing services to the Company through the issuance of shares of the Company's common stock.

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

We have only a limited operating history upon which to base an evaluation of our current business and future prospects and we have yet to commercialize our technology. The Company was inactive and dormant from 1989 to 2000, during which it did not have any revenues, operating profits or any identifiable assets attributable to any industry segment. In 2000, the Company began limited operations and began seeking opportunities to consult to companies interested in establishing telecom businesses in the Asia-Pacific region as well as in Central America and other less-developed areas of the world. Our securities resumed trading in July 2003 and we completed a reverse merger in October 2003. Our limited operating history makes an evaluation of our business and prospects very difficult. There are certain risks and difficulties we encounter as an early-stage company in the rapidly evolving market of satellite and terrestrial wireless broadband communications. These risks and difficulties include, but are not limited to, the following:

      o     our new and unproven business model and technology;

      o a limited number of product and service offerings and risks associated with deploying new product and service offerings;

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

WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT BUSINESS GROWTH, AND THIS CAPITAL MIGHT NOT BE AVAILABLE.

As of March 31, 2005, our primary business goal requires expenditures of approximately $350,000 per quarter and we estimate that our current resources will be sufficient to fund operations through December 2005. We will require additional capital in order to operate beyond this date. Our management is cautiously optimistic that it will be successful in obtaining funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue may be sold below the market price and could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, or obtain it at all, our ability to continue to support our business will be significantly limited.

WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY, WHICH IS SUBJECT TO A NUMBER OF FACTORS THAT WE MAY NOT BE ABLE TO CONTROL.

If we do not successfully deploy USM products and services, our revenues will be adversely affected. The USM technology has been demonstrated in computer simulations and, more recently, in hardware with third party assessment; and management believes that USM can be implemented on a large-scale basis for satellite communications as well as terrestrial wireless broadband voice and data networks. However, there is no assurance that USM can be rolled-out in a commercially feasible manner in any of these or any of our other anticipated applications. In particular, the success of USM technology depends on the following factors, among others:

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

Further, new technological innovations, such as USM, generally require a substantial investment before they are commercially viable. We intend to make substantial investments in developing and deploying USM products and services, but we cannot assure you that we have the resources to fully implement our business plan.

If we fail in our efforts to commercially deploy our USM products and services, we will be unable to generate meaningful revenues.

RAPID TECHNOLOGICAL CHANGE MAY HAVE AN ADVERSE EFFECT ON THE MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES.

The markets for our products and the technologies utilized in the industries in which we intend to operate evolve rapidly. In addition to the proprietary USM technology, we rely on other key technologies, including wireless LAN, wireless packet data, time division multiplexing, modem and radio technologies and other technologies. USM and the technologies upon which we rely may be replaced with alternative technologies or may otherwise not achieve the wide acceptance that we are seeking. In particular, there is substantial risk that the USM technology may not achieve market acceptance for use in satellite and terrestrial wireless communication applications. Market changes could render our products and technologies obsolete or subject them to intense competition by alternative products or technologies or by improvements in existing products or technologies. The market for USM technology may stop growing as a result of the increased deployment of alternative technologies, such as DSL, cable modem, fiber optic, coaxial cable, satellite systems, third-generation mobile systems, broadband wireless solutions or otherwise. Also, new or enhanced products and services developed by other companies may be technologically superior to our products and services and render them obsolete. As a result, our revenues would be adversely affected.

IF OUR TECHNOLOGY IS NOT WIDELY ACCEPTED OR IF SUCH ACCEPTANCE IS DELAYED, OUR OPERATING RESULTS WILL BE HARMED.

We will eventually focus our business primarily on the commercial deployment of USM technology for wireless telecommunications applications. Other digital wireless communications technologies, particularly CDMA and GSM technologies, have been more widely deployed than USM technology. If USM technology does not become the preferred wireless communications industry standard in the countries where we implement our products and services, or if our current and future foreign partners are averse to deploying networks that utilize USM technology, our business and financial results could suffer. In addition, if future commercial deployments of USM systems are not commercially successful, or if future commercial deployments of USM systems are delayed or unsuccessful, our business and financial results may be harmed. Our business could also be harmed if network service providers deploy competing technologies.

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

WE RELY ON THE SERVICES OF KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE DIFFICULT TO REPLACE.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success depends on our retention of these key employees. None of our key technical or senior management personnel or key consultants is bound by any agreement, including any employment agreements, and as a result, any of these employees and contracted consultants could leave with little or no prior notice. If we lose any of our key technical and senior management personnel, our business could be seriously harmed. We do not have "key person" life insurance policies covering any of our employees.

WE DO NOT HAVE AN ADEQUATE HISTORY WITH OUR BUSINESS MODEL TO PREDICT UNDERLYING ASSUMPTIONS IN OUR BUSINESS MODEL AND THE IMPACT THIS WILL HAVE ON OUR REVENUE OR OPERATING RESULTS.

We have limited data with respect to the market's adoption of USM technology, products and services, so we cannot accurately predict revenue. Our future revenue may decline or fluctuate as a result of a number of factors, including acceptance of our technology, products and services and our ability to continue operations and spending levels. If we do not generate revenue from our technology, products or services, our business will suffer.

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

WE  DEPEND  ON  A  NETWORK  OF  BUSINESS   RELATIONSHIPS   FOR  THE   SUCCESSFUL
IMPLEMENTATION OF OUR BUSINESS STRATEGY.

The Company would be adversely affected by the loss of one or more business relationships upon which the Company depends for the successful implementation of our business strategy. In addition, if we fail to commercially deploy our USM products and services, our ability to generate revenues from our business will be greatly impaired. Such business relationships include domestic and international strategic partners, equipment manufacturers and vendors, and other key suppliers and customers. There can be no assurance that our business relationships will be sustainable throughout the life of the Company.

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

ANY FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD IMPAIR OUR ABILITY TO IMPLEMENT OUR BUSINESS.

Intellectual property is critical to our success, and if we or our licensor, Photron Technologies, Ltd. ("Photron"), fail to protect the USM intellectual property rights adequately, our competitors might gain access to the technology. We rely upon trade secret, licensing trademark and copyright laws in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology. Any of the USM intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We currently have no issued patents and may be unable to obtain patent protection in the future. In addition, if any patents are issued in the future, they may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our technology, products and services are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating the USM intellectual property. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

In addition, the USM technology that we will deploy for wireless services is based on a technology license from Photron. While we believe that we have exclusive license rights for USM technology applications in satellite network services and a shared exclusive license arrangement with Nations Mobile Networks, Ltd. ("Nations") for wireless telephony, we cannot assure you that Photron's intellectual property rights will be enforceable or that Photron has not previously licensed this technology to other third parties. Any defects regarding our license rights to the USM technology patent or the patent itself would significantly affect our ability to generate revenues.

We might be required to spend significant resources to monitor and protect any future intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. In general, any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. Further, policing unauthorized use of our products and technologies is difficult. We cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as U.S. laws.

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

THE SATELLITE AND TERRESTRIAL WIRELESS COMMUNICATIONS SERVICES INDUSTRY IS HEAVILY REGULATED, BOTH IN THE U.S. AND ELSEWHERE, AND SUCH REGULATION COULD IMPEDE US FROM EXECUTING OUR BUSINESS PLAN.

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

OUR REVENUE MAY BE ADVERSELY AFFECTED FROM SATELLITE MALFUNCTIONS.

Our ability to generate revenue from integrating or sub-licensing the USM technology to satellite service providers is susceptible to risks unique to the satellite industry, including malfunction of existing satellites and delay or failure in launching new satellites. Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit, including malfunctions commonly referred to as anomalies that have occurred in existing satellites. Anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly and the availability of operational redundancies.

THE CURRENT CONCERNS ABOUT THE ACTUAL OR PERCEIVED HEALTH RISKS RELATING TO ELECTROMAGNETIC AND RADIO FREQUENCY EMISSIONS, AS WELL AS THE ATTENDANT PUBLICITY OR POSSIBLE RESULTANT LITIGATION, MAY HAVE A NEGATIVE EFFECT ON OUR REVENUES.

Media and other reports have suggested that electromagnetic and radio frequency emissions from wireless telephone handsets and base stations may cause health problems, including cancer. There is also some concern that these emissions may interfere with the operation of certain electronic equipment, including automobile braking and steering systems. The actual or perceived risks relating to wireless communications devices and base stations, or press reports about these risks, could adversely affect us by reducing our revenues from deploying USM technology for mobile communications and other wireless applications, and could have a negative impact on the market price of our shares. In addition, if a link between electromagnetic or radio frequency emissions and adverse health concerns is demonstrated, government authorities could increase regulation of wireless handsets and base stations or mobile communications service providers as a result of these health concerns. Any such regulation could also have a materially adverse effect on our financial position and results of operations.

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

Many regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC and other state regulatory agencies. There is risk that a regulatory agency may require us to conform to rules that are unsuitable for IP communications technologies, or to rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which the Company offers or plans to offer services to its customers. It is not possible to separate the Internet, or any service offered over it, into intrastate and interstate components. While suitable alternatives may be developed in the future, the current IP network does not enable us to identify the geographic nature of the traffic traversing the Internet. There is also risk that specific emergency 911 requirements imposed by a regulatory agency may impede our ability to offer service in a manner that conforms to these requirements. While we are developing technologies that seek to provide access to emergency services in conjunction with our IP communications offerings, the existing requirements, which are tethered to and dependent upon the legacy PSTN (Public Switched Telephone Network), neither work in an IP environment nor take advantage of the significantly enhanced capabilities of the IP network.

During July 2004, the United States Senate continued to consider how it might apply regulations to VOIP. The VOIP Regulatory Freedom Act of 2004 exempts VOIP service from state taxes and regulations and defines it as a lightly regulated information service for U.S. government regulators. This does not, however, remove the uncertainty of regulatory impact within the United States. For example, the bill reserves the ability for states to require VOIP to provide 911 services, to require VOIP providers to contribute to state universal service programs, and to pay intrastate access charges to other telecom providers.

As of August 2004, VOIP services of all types are not regulated by the FCC, and, as such, are not subject to USF charges or other public policy regulation such as 911/E911, CALEA, etc.

Some states have tried to directly regulate VOIP services on an intrastate basis, but these attempts have, so far, not held up to court challenges. Many states are holding forums to research the issues surrounding VOIP; some are encouraging or even requesting VOIP providers subject themselves to public service commission jurisdiction and obtain certification as telephone companies; most companies are hesitant to act until a final determination is made by the FCC, but some have voluntarily done so.

It is uncertain when or how the effects of such regulation would affect us, not is it understood if other countries will follow suit. If additional regulation does occur, the FCC, any state or any country may impose surcharges, taxes or additional regulations upon providers of VOIP-related services. The imposition of any such additional fees, charges, taxes and regulation on VOIP service providers could materially increase our costs and may limit or eliminate competitive pricing for the Company. The effects of federal or state regulatory actions could have a material adverse effect on our business, financial condition and operating results.

THE SUCCESS OF OUR VOIP SERVICES IS DEPENDENT ON THE GROWTH AND PUBLIC ACCEPTANCE OF VOIP TELEPHONY.

The success of our communications service is dependent upon future demand for VOIP telephony systems and services. In order for the IP telephony market to continue to grow, several things need to occur. Telephone and cable service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. VOIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be provided. VOIP telephony equipment and services must achieve a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service. VOIP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, our business may not grow.

FUTURE REVENUES FROM OUR VOIP OPERATIONS MAY FLUCTUATE DUE TO A NUMBER OF FACTORS, SOME OF WHICH ARE NOT IN OUR CONTROL, INCLUDING, AMONG OTHERS:

      o the amount of traffic we are able to sell to our customers, and their decisions on whether to route traffic over our network;

      o increased competitive pricing pressure in the international long distance market;

      o     the  percentage  of  traffic  that we are  able to  carry  over  the
            Internet   rather   than   over   the   more   costly    traditional
            public-switched telephone network;

      o     loss  of  arbitrage   opportunities   resulting   from  declines  in
            international settlement rates or tariffs;

      o our ability to negotiate lower termination fees charged by our local providers if our pricing deteriorates;

      o     our   continuing   ability  to   negotiate   competitive   costs  to
            interconnect our network with those of other carriers and Internet backbone providers;

      o     capital expenditures required to expand or upgrade our network;

      o changes in call volume among the countries to which we complete calls;

      o the portion of our total traffic that we carry over more attractive routes could fall, independent of route-specific price, cost or volume changes;

      o technical difficulties or failures of our network systems or third party delays in expansion or provisioning system problems;

      o our ability to manage distribution arrangements and provision of retail offerings, including card printing, marketing, usage tracking, web-based offerings and customer service requirements, and resolution of associated disputes;

      o our ability to manage our traffic on a constant basis so that routes are profitable; and

      o     our ability to collect from our customers.

THE SUCCESS OF OUR VOIP NETWORK EXPANSION IS DEPENDENT UPON MARKET DEVELOPMENTS AND TRAFFIC PATTERNS WHICH WILL LEAD US TO MAKE EXPENDITURES THAT MAY NOT RESULT IN INCREASED REVENUES.

Our purchase of network equipment and software will be based in part on our expectations concerning future revenue growth and market developments. As we expand our network, we will be required to make significant capital expenditures, including the purchase of additional network equipment and software, and to add additional employees. To a lesser extent, our fixed costs will also increase from the ownership and maintenance of a greater amount of network equipment, gateways, routers, and other related systems. If our traffic volume were to decrease, or fail to increase to the extent expected or necessary to make efficient use of our network, our costs as a percentage of revenues would increase significantly.

IF WE ARE UNABLE TO MANAGE OUR GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY, WE MAY INCREASE OUR COSTS WITHOUT MAXIMIZING OUR REVENUES.

We may not be able to expand our product offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources and may increase our costs. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, we may not be able to maximize revenues or profitability.

OUR FUTURE GROWTH IN VOIP DEPENDS ON OUR ABILITY TO ATTRACT NEW CUSTOMERS.

Our success will depend on our ability to effectively anticipate and adapt to customer requirements and offer products and services that meet customer demands. Any failure of our prospective customers to purchase products from us for any reason, including a downturn in their business, would seriously harm our ability to grow our business. In addition, our growth depends on our ability to successfully fund and develop new and enhanced products. The development of new or enhanced products is a costly, complex and uncertain process that requires us to anticipate accurately future technological and market trends. We cannot be sure whether our new product offerings will be successfully developed and introduced to the market on a timely basis, or at all. If we do not develop these products in a timely manner, our competitive position and financial condition could be adversely affected.

In addition, as we introduce new or enhanced products, we must also manage the transition from older products to newer products. If we fail to do so, we may disrupt customer ordering patterns or may not be able to ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Any failure to effectively manage this transition may cause us to lose current and prospective customers.

IF  WE  ARE  NOT  ABLE  TO  KEEP  UP  WITH  RAPID  TECHNOLOGICAL   CHANGE  IN  A
COST-EFFECTIVE WAY, THE RELATIVE QUALITY OF OUR SERVICES COULD SUFFER.

The technology upon which our services depend is changing rapidly. Significant technological changes could render the hardware and software which we use obsolete, and competitors may begin to offer new services that we are unable to offer. If we are unable to respond successfully to these developments or do not respond in a cost-effective way, we may not be able to offer competitive services.

WE  MAY  NOT  BE  ABLE  TO  EXPAND  AND  UPGRADE  OUR  NETWORK   ADEQUATELY  AND
COST-EFFECTIVELY TO ACCOMMODATE ANY FUTURE GROWTH.

Our Internet telephony business requires that we handle a large number of international calls simultaneously. As we expand our operations, we expect to handle significantly more calls. If we do not expand and upgrade our hardware and software quickly enough, we will not have sufficient capacity to handle the increased traffic and growth in our operating performance would suffer as a result. Even with such expansion, we may be unable to manage new deployments or utilize them in a cost-effective manner. In addition to lost growth opportunities, any such failure could adversely affect customer confidence in our service and could result in us losing business outright.

WE MAY INCREASE COSTS AND RISKS IN OUR BUSINESS BY RELYING ON THIRD PARTIES.

Vendors

We rely upon third-party vendors to provide us with the equipment, software, circuits, and other facilities that we use to provide our services. We may be forced to try to renegotiate terms with vendors for products or services that have become obsolete. Some vendors may be unwilling to renegotiate such contracts, which could affect our ability to continue to provide services and consequently render us unable to generate sufficient revenues to become profitable.

Parties  that  Maintain  Phone  and  Data  Lines  and  Other  Telecommunications
Services.

Our business model depends on the availability of the Internet and traditional telephone networks to transmit voice and fax calls. Third parties maintain and own these networks, other components that comprise the Internet and business relationships that allow telephone calls to be terminated over the public switched telephone network. Some of these third parties are telephone companies. They may increase their charges for using these lines at any time and thereby decrease our profitability. They may also fail to maintain their lines properly, fail to maintain the ability to terminate calls, or otherwise disrupt our ability to provide service to our customers. Any such failure that leads to a material disruption of our ability to complete calls or provide other services could discourage our customers from using our network, which could have the effect of delaying or preventing our ability to become profitable.

Local Communications Service Providers

We will have to maintain relationships with local communications service providers in many countries, some of whom own the equipment that translates calls from traditional voice networks to the Internet, and vice versa. We rely upon these third parties both to provide lines over which we complete calls and to increase their capacity when necessary as the volume of our traffic increases. There is a risk that these third parties may be slow, or fail, to provide lines, which would affect our ability to complete calls to those destinations. We may not be able to continue our relationships with these local service providers on acceptable terms, if at all. Because we rely upon entering into relationships with local service providers to expand into additional countries, we may not be able to increase the number of countries to which we provide service. Finally, any technical difficulties that these providers suffer, or difficulties in their relationships with companies that manage the public switched telephone network, could affect our ability to transmit calls to the countries that those providers help serve.

Strategic Relationships

We depend in part on our strategic relationships to expand our distribution channels and develop and market our services. In particular, we may depend on our joint marketing and product development efforts to achieve market acceptance and brand recognition in certain markets. Strategic relationship partners may choose not to renew existing arrangements on commercially acceptable terms, if at all. In general, if we lose these key strategic relationships, or if we fail to maintain or develop new relationships in the future, our ability to expand the scope and capacity of our network and services provided, and to maintain state-of-the-art technology, would be materially adversely affected.

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

RISKS RELATED TO OPERATIONS IN THE PHILIPPINES AND INDONESIA

ANY RESULTS OF OPERATIONS MAY BE NEGATIVELY AFFECTED BY SLOW GROWTH RATES AND ECONOMIC INSTABILITY IN THE PHILIPPINES, INDONESIA AND IN ASIA.

In the past, the Philippines has experienced periods of slow growth, high inflation, significant devaluation of the peso, imposition of exchange controls, debt restructuring and electricity shortages and blackouts.

The Philippines was less severely affected by the Asian financial crisis of 1997/98 than its neighbors, aided in part by annual remittances of $7-8 billion from overseas workers and no sustained run-up in asset prices or foreign borrowing prior to the crisis. From a 0.6% decline in 1998, GDP expanded by 2.4% in 1999, and 4.4% in 2000, but slowed to 3.2% in 2001 in the context of a global economic slowdown, an export slump, and political and security concerns. GDP growth accelerated to 4.3% in 2002, 4.7% in 2003, and about 6% in 2004, reflecting the continued resilience of the service sector, and improved exports and agricultural output. Nonetheless, it will take a higher, sustained growth path to make appreciable progress in poverty alleviation given the Philippines' high annual population growth rate and unequal distribution of income.

The Philippines also faces higher oil prices, higher interest rates on its dollar borrowings, and higher inflation. Fiscal constraints limit Manila's ability to finance infrastructure and social spending. The Philippines' consistently large budget deficit has produced a high debt level and has forced Manila to spend a large portion of the national government budget on debt service. Large, unprofitable public enterprises, especially in the energy sector, contribute to the government's debt because of slow progress on privatization. Credit rating agencies are increasingly concerned about the Philippines' ability to sustain the debt; legislative progress on new revenue measures will weigh heavily on credit rating decisions.

Indonesia, a vast polyglot nation, has restored financial stability and pursued sober fiscal policies since the 1997 Asian financial crisis, but many economic development problems remain, including high unemployment, a fragile banking sector, endemic corruption, inadequate infrastructure, a poor investment climate, and unequal resource distribution among regions. Indonesia became a net oil importer in 2004 due to declining production and lack of new exploration investment. As a result, the country is not reaping the benefits of high world oil prices, and the cost of subsidizing domestic fuel prices has placed an increasing strain on the budget. Keys to future growth remain internal reform, building up the confidence of international and domestic investors, and strong global economic growth. In late December 2004, a major tsunami took over 237,000 lives in Indonesia and caused massive destruction of property and infrastructure damage.

High inflation has hindered economic recovery. During 2003, the inflation rate was approximately 5.1%. Inflation rose to 6.5% during 2004, but has retreated to under 4.0% through the first half of 2005. Any continuation or worsening of economic conditions, including significant depreciation of the Rupiah or increase in interest rates or inflation, could materially adversely affect us and our corporate and retail customers. This, in turn, could materially and adversely affect our financial condition and results of operations, including our ability to sell our services and implement our business strategy.

OUR BUSINESS MAY BE AFFECTED BY POLITICAL OR SOCIAL INSTABILITY IN THE PHILIPPINES AND IN INDONESIA.

In the past several years, an increasing number of kidnapping, criminal and terrorist activities have occurred in the Mindanao region of the Philippines, principally led by the extremist "Abu Sayyaf" group, which reportedly has ties to the Al-Qaeda terrorist network. There have been a series of bombing incidents in key cities in Mindanao, including Davao City. The armed conflict between the Philippine military and the communist Moro Islamic Liberation Front also continues in Mindanao. Violent acts arising from and leading to instability and unrest could have a material adverse effect on the performance of our business.

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

Indonesia has experienced social and civil unrest which has, on occasion, escalated into riots and violence. Separatist movements and clashes between religious and ethnic groups have resulted in social and civil unrest in parts of Indonesia. In the provinces of Aceh and Papua (formerly Irian Jaya), there have been numerous clashes between supporters of separatist movements and the Indonesian military. In the province of Maluku, clashes between religious groups have resulted in thousands of casualties and displaced persons over the past several years. Additionally, terrorist activities in Indonesia could destabilize the country. On August 5, 2003, a bomb exploded at the Marriott Hotel in Jakarta killing 13 people and injuring 149 others. Indonesian and U.S. government officials have indicated that these bombings may be linked to international terrorist organizations. No assurance can be given that further terrorist acts will not occur in the future. Such terrorist acts may be directed at foreigners in Indonesia. Following the commencement of hostilities in Iraq, a number of governments have issued warnings to their citizens in relation to a perceived increase in the possibility of terrorist activities in Indonesia, targeting foreign, particularly U.S., interests. Such acts could destabilize Indonesia and increase internal divisions within the government as it evaluates responses to such instability and unrest. Violent acts arising from and leading to instability and unrest could have a material adverse effect on the performance of our business.

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

THE OCCURRENCE OF NATURAL CATASTROPHES MAY MATERIALLY DISRUPT OUR OPERATIONS.

The Philippines and Indonesia have experienced a number of major natural catastrophes over the years including typhoons, volcanic eruptions and earthquakes that may materially disrupt and adversely affect our business operations. The devastating 9.0 magnitude earthquake which occurred off the west coast of northern Sumatra, Indonesia on December 26, 2004, triggering massive killer waves, is an example of the type of natural disaster which is unpredictable and not within our control. It also resulted in billions of dollars in infrastructure damage throughout the Asian region and hundreds of thousands of lives lost in the deadly wake. We cannot predict how this catastrophe will affect the Company's ability to commence operations in Indonesia. We cannot assure you that any insurance coverage we choose to maintain for these risks will adequately compensate us for all damage and economic losses resulting from natural catastrophes.

RISKS RELATED TO OUR RELATIONSHIP WITH NATIONS

WE HAVE BUSINESS CONFLICTS OF INTEREST WITH NATIONS MOBILE NETWORKS LTD., THE RESOLUTION OF WHICH MAY NOT BE AS FAVORABLE TO US AS IF WE WERE DEALING WITH AN UNAFFILIATED THIRD PARTY.

We share our exclusive license to wireless telecommunications applications of the USM technology with Nations, holder of approximately 91.86% of our fully diluted common stock. In addition, we have entered into a Non Conflict and Cooperation Agreement with Nations which sets forth the principles to our ongoing business relationships together. Because we intend to continue to maintain our relationship with Nations and they will continue to control us, our performance under the Non Conflict Agreement and the terms of future transactions with Nations may or may not be comparable to those from unaffiliated third parties. See "Business - USM Technology Licenses" and also "Related Party Transactions."

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

DUE TO ITS CONTROLLING INTEREST, NATIONS CONTROLS THE OUTCOME OF STOCKHOLDER VOTES.

Nations owns 91.86% of our fully diluted common stock. As long as Nations has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Nations will be in a position to continue to control all matters affecting us, including:

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

RISKS RELATED TO OUR COMMON STOCK

OUR STOCK PRICE IS VOLATILE DUE TO VARIOUS FACTORS, INCLUDING LIMITED MARKET LIQUIDITY OF OUR COMMON STOCK.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be volatile for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are thinly traded. Furthermore, we have relatively few common shares outstanding in the public float, since approximately 92.20% of our shares (diluted by stock options and debt conversion) are restricted stock held by less than twenty shareholders. The trading of relatively small quantities of shares by our shareholders has, and will probably continue to, disproportionately influence the price of our common stock in either direction. For example, the price for our common stock could decline significantly in the event that a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

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

In June, 2005, the Company changed auditors as its previous auditor, Clyde Bailey, resigned for health reasons. The Company's new auditor is Killman, Murrell & Co., P.C.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no significant changes in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION

During the quarter ended March 31, 2005, the Company issued 25,451 shares of its common stock for $30,000 in a private placement program. The proceeds were net of costs of $1,500.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                       Age      Positions Held and Tenure
--------------------       ---      --------------------------------------------
Maral Ajemian              43       Director since February, 2005

Joseph Gutierrez           49       President, CFO and Director since 2002

Dr. Christopher Cox        49       Director since May, 2004

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

There is no family relationship between or among any Officer and Director. However, Ms. Ajemian's brother is an officer and director of Nations Mobile Networks, Ltd., the controlling shareholder of the Company. Ms. Ajemian disclaims any ownership interest, directly or beneficially, in the shares of the Company's stock held by Nations Mobile Neworks, Ltd.

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

MS. MARAL AJEMIAN

Ms. Ajemian is a Certified Public Accountant for the firm of Cooper, Moss, Resnick & Klein, LLP in Encino, California, where she is presently a manager. Ms. Ajemian has worked at Cooper, Moss, Resnick & Klein since 1999. Prior to her tenure at Cooper, Moss, she was a partner at Klein, Schneider & Company, also in Encino, California.

Ms. Ajemian's area of expertise is in tax issues and she represents clients before the Internal Revenue Service. Ms. Ajemian became a CPA in 1986 and has worked as a CPA since that time. Ms. Ajemian graduated from California State University Northridge with a degree in accounting and became a CPA in 1985.

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

Code of Ethics

In June 2004, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees.

ITEM 10.  EXECUTIVE COMPENSATION

As of the date of the filing of this report, the Company's officers were paid the following compensation:

                                                       Long-Term Compensation Awards
Name               Position       Annual Compensation  Securities Underlying Options
-----------------  -------------  -------------------  -----------------------------
Joseph Gutierrez   President/CFO        $  72,000                 800,000 (1)


(3) Mr. Gutierrez has received options to purchase 300,000 Common Shares at $0.02 per share that became exerciseable in March, 2005. He also received options to purchase 250,000 Common Shares at $2.00 per share that begin to vest in 2006. He was also granted options to purchase 250,000 shares at $1.00 per share in April, 2005, which vested on June 1, 2005.

Compensation of Directors

The Directors do not receive or accrue any compensation for his services as a Director, including committee participation and/or special assignments, except Ms. Ajemian received unvested options to purchase 100,000 shares of the Company's common stock that vest in April, 2006. In the future, it is anticipated that outside directors such as Dr. Cox and Ms. Ajemian will be compensated for their service to the Company through the issuance of (i) shares of common stock; or (ii) grants of options to purchase common stock; or (iii) cash, or a combination of all three. No such compensation plan is currently in effect but as the Company attempts to attract outside directors to serve on its Board, it is likely that the Company will institute such a plan.

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

Compensation Pursuant to Plans. Other than disclosed above, the Company has no plan pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals and group described in this item except its 2003 Stock Option Plan which reserved for issuance a total of 5,000,000 shares for issuance to officers, directors, advisors and consultants. Some of these options were returned to the Plan because they had not vested prior to certain employees leaving the Company, which resulted in the options being canceled. Some options were re-issued in 2005. Presently, 3,320,000 options remain available for issuance under the 2003 Plan. The Company also reserved for issuance a total of 7,000,000 shares of its common stock to officers, directors, consultants and advisors of which 1,150,000 options have been issued. Some previously issued options were canceled and there remain 5,850,000 options available for issuance under this second plan.

Aggregated Option. Fiscal Year-End Value.

The following table provides information, with respect to the executive officers, concerning unexercised options held by them at the end of the fiscal year ended March 31, 2005. None of the executive officers exercised any stock appreciation rights during the 2004 fiscal year and no stock appreciation rights were held by the named executive officers at the end of such year.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                             VALUE OF UNEXERCISED
                     NUMBER OF UNEXERCISED OPTIONS AT              IN-THE-MONEY
                         FISCAL YEAR END 3-31-05          OPTIONS AT FISCAL YEAR END (1)
                     --------------------------------     ------------------------------
NAME                 EXERCISABLE        UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
-----------------    -----------        -------------     -----------      -------------
Joseph Gutierrez         300,000              250,000        $735,000           $612,500


----------
(1)   Based on a market value of $2.45 per Common Share on March 31, 2005.

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

Section 16(a) Beneficial Ownership Reporting Compliance.
-------------------------------------------------------

As of the year ended March 31, 2005, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                    Position           Filed Reports
--------------------    ---------------    -------------
Joseph Gutierrez        President & CFO          No
                        Director

Dr. Christopher Cox     Director                 No

Maral Ajemian           Director                 No

Nations Mobile          Shareholder              No
Networks Ltd.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

There were 83,437,701 shares of the Company's common stock issued and outstanding on March 31, 2005 and 84,417,701 shares of the Company's common stock issued and outstanding on a fully-diluted basis as of March 31, 2005. No preferred shares were issued and outstanding at March 31, 2005. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

-----------------------------------------------------------------------------------------------
                                                        Number of Shares         Percent of
Name and Address                                       Beneficially Owned        Shares Owned
-----------------------------------------------------------------------------------------------
Joseph Gutierrez*(1)                                          550,000                0.65%
1554 S Sepulveda Blvd. #118
Los Angeles CA 90025
-----------------------------------------------------------------------------------------------
Christopher Cox*                                               29,200                0.04%
1554 S Sepulveda Blvd. #118
Los Angeles CA 90025
-----------------------------------------------------------------------------------------------
Maral Ajemian* (2)                                            129,718                0.15%
1554 S Sepulveda Blvd. #118
Los Angeles CA 90025
-----------------------------------------------------------------------------------------------
Nations Mobile Networks Ltd.                               77,543,807               91.86%
8 Shenton Way
# 35-02
Singapore 068811
-----------------------------------------------------------------------------------------------
All Directors and Officers as a group (3 persons)             708,918                 .84%
-----------------------------------------------------------------------------------------------

----------
*     Denotes officer and director
(1) The beneficial ownership of securities listed for Mr. Gutierrez, President of the Company, represents options that are or will become exerciseable within 60 days of June 23, 2005. An additional 250,000 options which do not vest until 2006 are not included.
(2) The beneficial ownership of securities listed for Ms. Ajemian, Director of the Company, does not represent 100,000 options since those options are not and will not become exerciseable within 60 days of June 23, 2005. Ms. Ajemian also disclaims any direct or beneficial interest in shares owned by Nations Mobile Networks, Ltd., a company in which her brother, Jhano Ajemian, is an officer and director.

Changes in Control. There are no arrangements known to the company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October, 2003, the Company entered into a Loan Agreement with its majority shareholder, Nations Mobile Networks, Ltd. ("Nations") whereby Nations agreed to provide a line of credit of $1,000,000 to the Company. The line of credit was for a one year term at a rate of seven percent (7%) interest. The Company also agreed to issue warrants at $1 per share through December 31, 2004 to Nations which Nations could exercise on a quarterly basis and which would result in the debt owed by the Company to Nations being reduced by the amount of warrants exercised. An amendment to the Loan Agreement with Nations was entered into by and between and Company and Nations during the fourth quarter of 2004 which amended the warrant exercise price from $1 to $3.25 while the remaining terms of the Loan Agreement remained unchanged. For the year ended March 31, 2004, Nations exercised 613,791 warrants, satisfying the Company's debt to Nations as of March 31, 2004. For the three quarters ended December 31, 2004, Nations exercised an additional 390,761 warrants at $1, satisfying the debt of $390,761 owed by the Company to Nations. During the fourth quarter ended March 31, 2005, Nations exercised 26,937 warrants at $3.25, allowing the Company to satisfy its debt of $87,546 owed to Nations. For the year ended March 31, 2005, Nations exercised 417,698 warrants in satisfaction of $478,307 owed by the Company to Nations for that period. Management believes that the terms and conditions of the Loan Agreement by and between the Company and Nations are fair and reasonable in the best interests of the Company and its shareholders. In March, 2004, the Company entered into a Non-Conflict and Cooperation Agreement with Nations which provides for, among other things, the Company's use of the USM Technology in advanced wireless telecommunications services and provides guidelines for the use of those services in various regions of the world. This agreement expands upon the rights acquired by the Company in connection with Nations acquisition of controlling interest in the Company in October, 2003. As part of that transaction, the Company acquired from Nations the right to utilize and deploy the USM technology for wireless telephony services in the Philippines. Management believes that the terms and conditions of both the Cooperation Agreement and the Agreement and Plan of Reorganization are fair and reasonable and in the best interests of the Company and its shareholders.

In January, 2004, the Company's wholly owned subsidiary, AeroTelesis Philippines Inc. ("ATP"), entered into an exclusive licensing and manufacturing agreement with Photron Technologies Ltd. ("Photron") which develops and owns the USM technology which the Company intends to utilize in its operations and for which the Company acquired a license to deploy in the Philippines. As part of this Agreement, the Company agreed to pay certain licensing sums to Photron in cash or stock and to make certain royalty payments as agreed to between the parties. The term of this Agreement is for ten years with subsequent five year terms if mutually agreed to by the parties. This agreement confirms the license granted to ATP for the Philippines and included wireless local loop, mobile voice networks, mobile data networks and voice over Internet protocol as the scope of wireless telephony services for which ATP has been granted a license in the Philippines. This agreement supplements that portion of the licensing agreement originally entered into between Photron and Nations which is applicable to ATP. Management believes the terms and conditions of this Agreement are fair and reasonable and in the best interests of the Company and its shareholders.

In February, 2004, the Company and Photron entered into a licensing and manufacturing agreement whereby Photron agreed to develop and manufacture on a semi-exclusive basis, USM-based wireless telecommunications products and systems for the Company and to develop and manufacture USM-based satellite network products and systems exclusively for the Company. The semi-exclusive rights are shared with Nations. The exclusive rights are applicable on a country-by-country basis for each country which the Company enters, provided it secures the necessary licenses and government approvals to deploy wireless services in the target country and it makes an entry payment to Photron to confirm the exclusive USM rights for such country. As consideration, the Company will pay a country license fee to Photron for every country in which the Company deploys Photron's products and systems as well as making royalty payments to Photron.

In connection with the Company's obligations to Photron, the Company issued Photron 200,000 shares of Company's common stock during the fiscal year ended March 31, 2004.

In connection with the Technology Cooperation and Development Agreement with Photron, the Parties entered into a Consulting Agreement in April 2004. For compensation, Photron agreed to pay monthly consulting fees of $30,000 to aeroTelesis for a period of twelve (12) months. As of March 31, 2005, the Consulting Agreement terminated and has not been extended.

In May, 2005, the Company also issued a warrant to Photron to purchase 5,000,000 shares of the Company's common stock at $4 per share. The warrant expires in four years if not exercised sooner. Management believes the terms and conditions of this warrant are fair and reasonable and in the best interests of the Company and its shareholders.

Maral Ajemian is the sister of Jhano Ajemian, an officer and director of Nations Mobile Networks, Ltd., the majority shareholder of the Company. Ms. Ajemian disclaims any beneficial or direct ownership interest in the shares owned by Nations Mobile Networks, Ltd.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated July 14,2005
Balance Sheet for the Fiscal Year Ended March 31, 2005
Statements of Operations for the Fiscal Years Ended March 31, 2005 and 2004 Statement of Stockholders' Equity Statements of Cash Flows For the Years Ended March 31, 2005 and 2004 Notes to Financial Statements

The following exhibits are filed with this report.

Exhibits          Description
--------          --------------------------------------------------------------
23.1              Consent  of  Killman  Murrell  & Co.,  P.C.  with  respect  to
                  aeroTelesis, Inc. and subsidiaries

23.2              Consent  of  Clyde Bailey, P.C. with respect to
                  AeroTelesis, Inc. and subsidiaries

31.1 Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2 Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

31.3 Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

(b) The Company filed a Report on Form 8-K on February 7, 2005 to announce the election of Maral Ajemian to the Board of Directors. That was the only Report on Form 8-K filed during the fourth quarter of the Company's fiscal year ended March 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by Clyde Bailey P.C. during the fiscal years ended March 31, 2005 and March 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                  March 31, 2005        March 31, 2004
                                  --------------        --------------
(i)         Audit Fees            $14,536.              $2,500.
(ii)        Audit Related Fees    $ 3,523.              $4,355.
(iii)       Tax Fees              $0                    $0
(iv)        All Other Fees        $0                    $0


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

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2005 or 2004.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

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

                                                  AEROTELESIS, INC.
Date:

July 14, 2005                                     /s/ Joseph Gutierrez
                                                  ------------------------------
                                                  Joseph Gutierrez,
                                                  President, CFO, Director


July 14, 2005                                     /s/ Christopher Cox
                                                  ------------------------------
                                                  Dr. Christopher Cox,
                                                  Director

July 14, 2005                                     /s/ Maral Ajemian
                                                  ------------------------------
                                                  Maral Ajemian,
                                                  Director

                                AEROTELESIS INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                                TABLE OF CONTENTS



                                                                            Page

Report of Independent Registered Public Accounting Firm
   Killman, Murrell & Co., P.C...............................................F-2

Report of Independent Registered Public Accounting Firm
   Clyde Bailey, P.C.........................................................F-3

Financial Statements

   Balance Sheet as of March 31, 2005........................................F-4

   Statements of Operations for the Years Ended March 31, 2005 and 2004......F-5

   Statements of Stockholders' Equity for the Years Ended March 31, 2005
     and 2004................................................................F-6

   Statements of Cash Flows for the Years Ended March 31, 2005 and 2004......F-7

   Notes to Financial Statements.............................................F-8

                         KILLMAN, MURRELL & COMPANY P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

3300 N. A STREET, BLDG. 4, SUITE 200       1931 E. 37TH STREET, SUITE 7      2626 ROYAL CIRCLE
       MIDLAND, TEXAS 79705                     ODESSA, TEXAS 79762        KINGWOOD, TEXAS 77339
          (432) 686-9381                          (432) 363-0067               (281) 359-7224
      FAX (432) 684-6722                      FAX (432) 363-0376           FAX (281) 359-7112

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AEROTELESIS INC.
Los Angeles, California

We have audited the accompanying balance sheet of AEROTELESIS INC. (a developmental stage enterprise) as of March 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEROTELESIS INC. (a developmental stage enterprise) as of March 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with United States generally accepted accounting principles.



/s/Killman, Murrell & Company, P.C.
-----------------------------------
Killman, Murrell & Company, P.C.
Odessa, Texas
July 14, 2005

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We hereby consent to the inclusion in Form 10-KSB of our report dated July 14, 2005 on our audit of the financial statements of AEROTELESIS INC. as of March 31, 2005.


Killman, Murrell & Company, P.C.
Odessa, Texas
July 19, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
aeroTelesis Inc.


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


                                                  Clyde Bailey P.C.
San Antonio, Texas
June 18, 2004

                                AEROTELESIS INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)
                                  BALANCE SHEET
                                 MARCH 31, 2005

                                   A S S E T S

Current Assets
    Cash                                                            $     1,913
    Accounts Receivable                                                   3,535
                                                                    -----------
           Total Current Assets                                           5,448

Fixed Assets
    Furniture & Fixtures                                                 92,235
    Less Accumulated Depreciation                                       (16,598)
                                                                    -----------
           Total Fixed Assets                                            75,637

Other Assets
    Deposits                                                             18,153
    Licenses                                                          2,698,781
                                                                    -----------
           Total Other Assets                                         2,716,934
                                                                    -----------
           Total Assets                                             $ 2,798,019
                                                                    ===========

                             L I A B I L I T I E S

Current Liabilities
    Accounts Payable and Accrued Expenses                           $   281,319
    Related Party Payable                                                 8,600
    Current Portion-Long Term Debt                                        3,046
                                                                    -----------
           Total Current Liabilities                                    292,965

Long-Term Liabilities
    Long Term Debt, Net of Current Portion                                3,594
                                                                    -----------
           Total Long-Term Liabilities                                    3,594
                                                                    -----------
           Total Liabilities                                            296,559

    Commitments and Contingencies                                            --

                      S T O C K H O L D E R S ' E Q U I T Y

Preferred Stock                                                              --
    2,000,000 authorized shares, par value $.001
    no shares issued and outstanding
Common Stock                                                              6,675

Additional Paid-in-Capital                                            4,144,559
Stock Subcription Receivable                                             (7,500)
Deficit accumulated during the development stage                     (1,642,274)
                                                                    -----------
           Total Stockholders' Equity                                 2,501,460
                                                                    -----------
           Total Liabilities and Stockholders' Equity               $ 2,798,019
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                                    AEROTELESIS INC.
                           (A DEVELOPMENTAL STAGE ENTERPRISE)
                                STATEMENT OF OPERATIONS

                                                                            CUMULATIVE
                                                                               LOSS
                                               YEARS ENDED MARCH 31,        DURING THE
                                           ----------------------------   DEVELOPMENTAL
                                               2005            2004           STAGE
                                           ------------    ------------    ------------
REVENUES:
      Revenues                             $    409,490    $     60,000    $    469,490
                                           ------------    ------------    ------------
           Total Revenues                       409,490          60,000         469,490

EXPENSES:
      Cost of Revenues                           17,349              --          17,349
      Depreciation Expense                       14,638           1,960          16,598
      Interest Expense                           11,135              --          11,135
      Payroll Expenses                          245,316              --         245,316
      Rent                                      123,184          56,122         179,306
      Travel                                     73,624         238,391         312,015
      Legal & Professional Fees                 885,543         276,305       1,161,848
      Operating Expenses                         99,291          68,906         168,197
                                           ------------    ------------    ------------
           Total Expenses                     1,470,080         641,684       2,111,764
                                           ------------    ------------    ------------
           Net Loss from Operations          (1,060,590)       (581,684)     (1,642,274)

PROVISION FOR INCOME TAXES:

      Provision for Income Taxes                     --              --              --
                                           ------------    ------------    ------------
           Net Loss                        $ (1,060,590)   $   (581,684)   $ (1,642,274)
                                           ============    ============    ============

Basic and Diluted  Loss Per Common Share   $      (0.01)   $      (0.01)
                                           ------------    ------------
Weighted Average number of Common Shares     82,750,094      42,974,826
      used in per share calculations       ============    ============


      The accompanying notes are an integral part of these financial statements.

                                                          AEROTELESIS INC.
                                                 (A Developmental Stage Enterprise)
                                                  Statement of Stockholders' Equity


                                                                                              Deficit
                                                                                            Accumulated
                                                      Preferred     Common       Stock      During the
                      Common    Preferred   $0.0001    $0.00008    Paid-In    Subscription  Development  Accumulated  Stockholders'
                      Shares      Shares   Par Value  Par Value    Capital     Receivable      Stage        Deficit      Equity
                    ----------  ---------  ---------  ---------  -----------  ------------  -----------  ------------ -----------
   Balance,
   March 31, 2003    5,474,826         --  $      --  $     438  $   973,017  $         --  $        --    ($896,569) $     76,886

 Prior capital
 replaced by
 AEROTELESIS
 Philippines
 capital under
 reverse takeover
 accounting                 --         --         --         --           --            --           --      (16,540)      (16,540)

 Transferred
 to Additional
 Paid in Capital            --         --         --                (913,109)           --           --      913,109            --

 Curent capital
 replaced by
 AEROTELESIS
 Philippines
 capital upon
 consolidation
 under reverse
 takeover
 accounting         75,000,000         --         --      6,000    1,606,225            --           --           --     1,612,225

  March 1, 2004
  Stock Issued for
  License Agreements   200,000         --         --         16      999,984            --           --           --     1,000,000

  March 31, 2004
  Stock Issued
  for Debt             613,832         --         --         49      613,783            --           --           --       613,832

  Net Loss                  --         --         --         --           --      (581,684)          --     (581,684)
                    ----------  ---------  ---------  ---------  -----------  ------------  -----------  -----------  ------------
  Balance,
  March 31, 2004    81,288,658         --         --      6,503    3,279,900            --     (581,684)          --     2,704,719

 June 16, 2004
 Stock Dividend      1,626,469         --         --        130         (130)           --           --           --            --

 Stock Issued
 for Debt              417,698         --         --         33      478,274            --           --           --       478,307

Stock Issued
for Services            79,425         --         --          7      356,517            --           --           --       356,524

Stock Issued
for Cash                25,451         --         --          2       29,998        (7,500)          --           --        22,500

Net Loss                    --         --         --         --   (1,060,590)           --   (1,060,590)
                    ----------  ---------  ---------  ---------  -----------  ------------  -----------  -----------  ------------
Balance,
March 31, 2005      83,437,701         --  $      --  $   6,675  $ 4,144,559  $     (7,500) $(1,642,274) $        --  $ 2,501,460
                    ==========  =========  =========  =========  ===========  ============  ===========  ===========  ============


                             The accompanying notes are an integral part of these financial statements.

                                           AEROTELESIS INC.
                                  (A Developmental Stage Enterprise)
                                        Statement of Cash Flows

                                                                                           CUMULATIVE
                                                                                           CASH FLOWS
                                                                       MARCH 31,           DURING THE
                                                             --------------------------   DEVELOPMENTAL
                                                                 2005           2004          STAGE
                                                             -----------    -----------    -----------

Cash Flows from Operating Activities:

      Net Loss                                               $(1,060,590)   $  (581,684)   $(1,642,274)
      Adjustment to reconcile net income(loss) to net cash
      provided by (used in) operating activities
         Depreciation                                             14,638          1,960         16,598
         Stock Issued for Services                               356,524             --        356,524
         Other Non-Cash Expenses                                  73,730             --         73,730
      Changes in operating assets and liabilities:
         Receivables                                              (3,535)        54,000         51,465
         Deposits                                                   (321)       (17,832)       (18,153)
         Prepaid Expenses                                          1,463         16,642         18,105
         Related Party Payable                                     8,600          8,600
         Accounts Payable and Accrued Expenses                   220,036         49,244        268,279
                                                             -----------    -----------    -----------
Net Cash Used In  Operating Activities                          (389,455)      (477,670)      (867,126)
                                                             -----------    -----------    -----------

Cash Flows from Investing Activities:

      Capital Expenditures                                       (16,442)       (39,199)       (55,640)
      Licenses                                                        --        (86,556)       (86,556)
                                                             -----------    -----------    -----------
Net Cash Used in Investing Activities                            (16,442)      (125,755)      (142,196)
                                                             -----------    -----------    -----------
Cash Flows from Financing Activities:
      Common Stock                                                22,500             --         22,500
      Long Term Debt Repayment                                      (488)                         (488)
      Revolving Line of Credit Advance                           375,111        613,832        988,943
                                                             -----------    -----------    -----------
Net Cash Provided from Financing Activities                      397,123        613,832      1,010,955
                                                             -----------    -----------    -----------

Net Increase (Decrease) in Cash                                   (8,774)        10,407          1,633

Cash Balance,  Begin Period                                       10,687            280            280
                                                             -----------    -----------    -----------
Cash Balance,  End Period                                    $     1,913    $    10,687    $     1,913
                                                             -----------    -----------    -----------

Supplemental Disclosures:
      Cash Paid for interest                                 $     7,015    $       264    $     7,279
      Cash Paid for income taxes                             $        --    $        --    $        --

Non-Cash Transaction:
      Stock Issued for Services                              $   356,524    $        --    $   356,524
      Stock Issued for Debt                                  $   478,307    $   613,832    $ 1,092,139
      Subscription Rececivable                               $     7,500    $        --    $     7,500


              The accompanying notes are an integral part of these financial statements.

                                AEROTELESIS INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

AEROTELESIS INC., formerly Pacific Realm Inc., ("the Company") was incorporated under the laws of the State of Delaware in 1968 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The Company has a total of 200,000,000 authorized common shares with a par value of $.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 83,437,701 common shares issued and outstanding and no preferred shares issued and outstanding as of March 31, 2005. The Company filed an amendment of its Certificate of Incorporation with the State of Delaware to increase the authorized shares from 20,000,000 authorized common shares to 200,000,000 authorized shares and to change its par value from $.0001 to $.00008 in March 2003. Also, on September 12, 2003, the Company approved a two-for-one forward stock split of the common stock shares. Additionally, the Company, on October 22, 2003, filed an amendment to the Articles of Incorporation with the State of Delaware to change the name of the Company to AEROTELESIS INC.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aerotelesis Philippines Inc.(a British Virgin Islands company), Aerotelesis IP Networks Inc.(a Delaware Company), and Aerotelesis Satellite Networks Inc.( a Delaware Company). All material inter-Company balances and transactions have been eliminated, as necessary, in consolidation. All subsidiaries are inactive at March 31, 2005.
Development Stage Enterprise

The Company's current activity is the deployment of next generation communication services, including Voice Over Internet Protocol (VOIP), satellite communication services, and terrestrial wireless broadband networks. The Company's core technology platform is a proprietary wireless modulation technique known as Ultra Spectral Modulation (USM). The Company will continue to be considered to be in a development stage until it has begun significant operations and is generating significant revenues.

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


                                   (Continued)

                                AEROTELESIS INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounting Method

The Company's financial statements are prepared using generally accepted accounting principles (United States). Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable and expenses when incurred on the related consulting engagements. Fixed assets are stated at cost.

Earnings per Common Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Common stock equivalents that would have had anti-dilutive effects were excluded from the calculations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

Fair Value of Financial Instruments

Management estimates that the carrying value of financial instruments reported in the financial statements approximates their fair values

Comprehensive Income

Statement  of  Financial   Accounting   Standards  (SFAS)  No.  130,  "Reporting
Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items requiring disclosure of comprehensive income.

Impairment of Long-Lived Assets

The Company follows SFAS No. 141, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement requires that long-lived assets, liabilities and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.


                                   (Continued)

                                AEROTELESIS INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets (Continued)

Long-lived assets consist primarily of property and equipment and the license agreements. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2005 there was no impairment of the Company's long-lived assets based on the net present value of future revenue projections by management.

Stock Purchase Warrants Issued with Notes Payable

The Company granted warrants in connection with the issuance of certain notes payable. Under Accounting Principles Board Opinion No.14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the relative estimated fair value of such warrants represents a discount from the face amount of the notes payable.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensations cost, if any, is measured as the excess of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, amended by SFAS 148, Accounting For Stock-Based Compensation - Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the APB Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.


                                   (Continued)

                                AEROTELESIS INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

If the fair value of the stock options granted to employees during a fiscal year had been recognized as compensation expense on straight-line basis over the vesting period of the grants, stock-based compensation costs would have impacted our net income and earnings per common share for the fiscal years ended March 31 as follows:
                                            2005             2004
                                       -------------    -------------
Net Income (Loss) as Reported          $  (1,060,590)   $    (581,684)

Deduct: Stock Based Compensation
  Costs, Net of Taxes Under SFAS 123         (54,245)        (118,333)
                                       -------------    -------------

Pro Forma Net Income (Loss)            $  (1,114,835)   $    (700,017)
                                       =============    =============

Per Share Information:
  Basic, as Reported                   $       (0.01)   $       (0.01)
  Basic, Pro Forma                     $       (0.01)   $       (0.01)
  Diluted, as Reported                 $       (0.01)   $       (0.01)
  Diluted, Pro Forma                   $       (0.01)   $       (0.01)

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for fiscal years ended March 31:

                                            2005             2004
                                       -------------    -------------
  Estimated Fair Value                 $          --    $        0.20
  Expected Life (Years)                           --             2.96
  Risk Free Interest Rate                         --%            3.82%
  Volatility                                      --%            1.08%
  Dividend Yield                                  --%              --%

Newly Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 is an amendment of Accounting Research Bulletin ("ARB") No. 43, chapter 4, paragraph 5 that deals with inventory pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage.


                                   (Continued)

                                AEROTELESIS INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Newly Issued Accounting Pronouncements (Continued)

Under previous guidance, paragraph 5 of ARB NO. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of "so abnormal" and requires that those items be recognized as current period charges. Also, SFAS No. 151 requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is analyzing the requirements of SFAS No. 151 and believes that its adoption will not have any significant impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards in the financial statements.

The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, and the Company expects to adopt SFAS No. 123R effective July 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the appropriate transition method. Through December 31, 2004, the Company had not had any stock-based compensation awards.

NOTE 2: COMMON STOCK

On September 12, 2003, the Board of Directors authorized a 2 to 1 forward split of the Company's common stock. The result of this forward split increased the outstanding shares from to 2,737,413 outstanding common shares to 5,474,826 outstanding common shares after adjusting for fractional shares. These financial statements reflect this forward split of common shares.

On October 3, 2003, the Company issued 75,000,000 shares of its common stock to Nations Mobile Networks Ltd. ("Nations") pursuant to the Agreement and Plan of Reorganization to acquire the subsidiary Aerotelesis Philippines, Inc. The value of these shares was approximately $0.02 per share ($1,612,225) which amount represents the historical cost of the licenses acquired in the acquisition.


                                   (Continued)

                                AEROTELESIS INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004


NOTE 2: COMMON STOCK (CONTINUED)

In March of 2004, the Company issued 200,000 shares of common stock for the license to use the USM technology for wireless telephony services and satellite communication services in the Republic of Philippines. These shares were valued at $5.00 ($1,000,000) which represents the fair value at the date of issuance.

On March 31, 2004, the Company agreed to issue 613,832 shares of common stock to Nations to convert the outstanding balance of the advances on the line of credit along with accrued interest to equity. At the time of the $1,000,000 revolving line of credit commitment, the fair value of the Company's common stock was $1.00, therefore, the conversion rate was $1.00 per share.

On May 25, 2004, the Company approved a two percent (2%) stock dividend for all shareholders of record as of May 31, 2004 with a mandatory delivery of each shareholder's old stock certificate to get a new stock certificate, which includes the stock dividend. A total of 1,626,469 shares of common stock were issued, including fractional shares.

During the year ended March 31, 2005 a total of 417,698 shares of common stock was issued for Nations' debt conversion. The conversion rate was $1.00 per share for the first 390,761 shares of stock and $3.25 for the 26,937 shares issued. The conversion rate was increased to reflect the fair value of the shares at the renewal date of the revolving line of credit.

During the year ended March 31, 2005, a total of 79,425 shares of stock were issued for legal and other services. The shares were valued at $356,524, which represented the value of the services rendered or the fair value of the stock issued.

In March of 2005, a total of 25,451 shares of stock were issued for $30,000 cash pursuant to a private placement program. The proceeds were net of the cost of selling the stock of $1,500.

NOTE 3: MERGER/LICENSE AGREEMENT

On October 2, 2003, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Nations Mobile Networks Ltd. ("Nations"), a British Virgin Islands company, whereby the Company issued 75,000,000 shares of "restricted securities" (common stock) to Nations in exchange for, among other things, all assets and operations of Nations' wholly-owned subsidiary Aerotelesis Philippines, Inc. ("ATP"), a British Virgin Islands company, in consideration of the exchange of 100% of the issued and outstanding shares of ATP. Nations also gave a right of first refusal to the Company to acquire operations in other developing nations, primarily in Southeast Asia, Central and South America and the Middle East. The shares to be issued to Nations amount to approximately 92% in the aggregate of the post-Agreement outstanding voting securities of the Company.


                                   (Continued)

                                AEROTELESIS INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004


NOTE 3: MERGER/LICENSE AGREEMENT (CONTINUED)

Assets of ATP consists of an exclusive license from Photron Technologies Ltd. to utilize the USM technology for the deployment of wireless telephony services in the Republic of the Philippines as well as a partnership with a local Philippine partner that owns a franchise license to deploy wireless telecommunication services in the Philippines. An appraisal on the market share of the license in the Philippines was prepared and the value was appraised at substantially more than the $1,612,225 valued for the license in the Company's financial statement. Also, the agreement was initially agreed to in July of 2003 when the common stock was not being traded. Per EITF 95-19, the "measurement date" should be based on the market price of the stock over a reasonable period of time before and after the parties have reached an agreement. The value of the stock issued was arrived at by reviewing the "costs" that had been spent on the license and technology by Nations. Since the Company had placed a value of the stock at $.02 per share for stock options issued to consultants and directors in July 2003, the valuation for the stock issued for the assets seems to be a fair value for the stock issued.

On March 1, 2004 the Company agreed to issue 200,000 shares of common stock to Photron Technologies Ltd. For the license the use and deployment of the USM technology for wireless telephony service and satellite communication services in the Republic of the Philippines. The value of the licenses has been placed at $5 per share (average fair value of stock) or $1,000,000. The Company has determined that the useful life for the two licenses acquired in 2004 for total consideration of $1,000,000 should be ten (10) years based upon the term of the licenses in both agreements. Although these licenses provide for renewal for successive five (5) year terms after the initial ten-year term, the renewals are not automatic and provide for additional negotiations between the parties to both license agreements.

The useful life of this ATP License was determined by reviewing the franchise granted to its joint venture partner in the Philippines ("the Philippine Partner"). The Philippine Partner was granted a communications franchise (the "Franchise") in the Philippines in September 1995. Pursuant to that Franchise,
Section 7, provides for a twenty-five (25) year term. As of today, the Franchise has a remaining term of slightly more than fifteen years. The useful life of the ATP License is measured by the life of the Franchise which has approximately 15 years remaining. When the Franchise expires, or at some time prior to that, the Philippine Partner would presumably apply for a new franchise or a renewal. However, since there is not any explicit provision in the Franchise for a renewal and it cannot be predicted what the government of the Philippines will do in fifteen years regarding the issuance of telecommunication franchises in the Philippines, it appears that the Company's ability to work with the Philippine Partner in the Philippines may not last more than fifteen years.

The Company has decided to treat the ATP License as having a useful life of fifteen years while its other two licenses, the ones acquired in 2004, are being treated as having useful lives of ten years and amortized over the useful life once the Company begins to produce revenue from the license.

                                AEROTELESIS INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004


NOTE 4: INCOME TAXES

The provision for income taxes has been calculated based on federal and state statutory rates of 34% and 8.85%, respectively. Net operating losses expire twenty years from the time they are incurred for federal tax purposes.

                                                   Years Ended March 31,
                                              -------------------------------
                                                   2005              2004
                                              -------------       -----------
         Income Tax Benefit Calculated
           Using the Statutory Rates          $     422,115       $   231,510
         Non-Deductible Expenses                    (14,651)          (47,121)
         Changes in Valuation Allowance            (407,464)         (184,389)
                                              -------------       -----------
                                              $          --       $        --
                                              =============       ===========

Temporary differences, which give rise to deferred tax assets and liabilities are as follows:

                                                    Years Ended March 31,
                                              -------------------------------
       Deferred Tax Asset (Credit)                 2005              2004
                                              -------------       -----------
         Depreciation                         $     (15,876)      $    (7,391)
         Net Operating Loss                         607,729           191,780
         Valuation Allowance                       (591,853)         (184,389)
                                              -------------       -----------
                                              $          --       $        --
                                              =============       ===========

NOTE 5: FIXED ASSETS

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 5 - 7 years on furniture and equipment.

                                                    Year Ended March 31,
                                              -------------------------------
                                                   2005              2004
                                              -------------       -----------
         Office Equipment                     $      92,235       $    39,199
         Less Accumulated Depreciation              (16,598)           (1,960)
                                              -------------       -----------
                NET PROPERTY AND EQUIPMENT    $      75,637       $    37,239
                                              =============       ===========

Depreciation for the year ending March 31, 2005 and 2004 is $14,638 and $1,960, respectively.

NOTE 6: RELATED PARTY TRANSACTIONS

The major shareholder, Nations Mobile Networks Ltd. ("Nations") has entered into a Loan Agreement dated September 25, 2003 to advance the Company up to $1,000,000 for operations for a twelve-month period and the agreement was renewed for an additional twelve months on October 1, 2004.


                                   (Continued)

                                AEROTELESIS INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004


NOTE 6: RELATED PARTY TRANSACTIONS (CONTINUED)

The loan activity was as follows:

                                                  2005              2006
                                              -------------       -----------
         Cash advances                        $     375,111       $   613,783
         Equipment Acquisitions                      29,466                --
         Expenses Paid                               73,730                --
                                              -------------       -----------
                                              $     478,307       $   613,783
                                              =============       ===========

These loan advances were converted into the Company's common stock as follows:

         Number of Shares                           417,698           613,783
                                              =============       ===========

In 2004, the Company purchased licenses from PhotronTechnologies Ltd. ("Photron") to use certain technology, valued at $1,000,000, by issuing 200,000 shares of its common stock. On April 1, 2004, Photron engaged the Company to provide research assistance for a twelve-month period at $30,000. The Company recognized $360,000 of revenue under this contract in 2005. On May 1, 2005, the Company executed a warrant agreement With Photron whereby Photron may purchase 5,000,000 shares of the Company's common stock at $4.00 per Share. The exercise period ends April 30, 2009.

In 2005, the Company issued 16,000 shares of its common stock, valued at $60,000 to an attorney, who is considered a related party. The attorney was granted options to purchase shares of the Company's common stock as follows:

    Grant Date        Vesting Date   Number of Shares   Price Per Share
------------------  --------------   ----------------   ---------------
July 2, 2003        March 31, 2005            300,000   $          0.02
April 29, 2005      March 31, 2006            100,000   $          2.00
April 29, 2005      March 31, 2007            100,000   $          2.00

NOTE 7: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended March 31, 2005 and 2004.

                                                    Year Ended March 31,
                                              -------------------------------
                                                   2005               2004
                                              -------------       -----------
       Numerator:
       Net Income (Loss) From
        Continuing Operations                 $  (1,060,590)      $  (581,684)

       Denominator:
       Basic Weighted Average
        Shares Outstanding                       82,750,094        42,974,826
       Potentially Dilutive Options                 850,000           850,000
       Denominator for Diluted EPS               82,750,094        42,974,826
          Earnings (Loss) Per Share:
           Basic and Diluted                  $       (0.01)      $      (0.01)
                                              =============       ============

The option shares were not included in the computation since they would be anti-dilutive.

                                AEROTELESIS INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004


NOTE 8: STOCK OPTION PLANS

The Company's July 1, 2003 stock option plan, October 15, 2003 stock option Plan and the 2004 Stock Compensation Plan (the "Plans") provide for options and other stock-based awards that may be granted to eligible employees, officers, consultants, and non-employee directors of the Company or its subsidiaries. The Company has reserved 13,000,000 shares of common stock for future issuance under these Plans. As of March 31, 2005, there remains 12,131,814 shares which can be issued under the Plans, after giving effect to stock splits and shares issued under the Plans.

Awards of 850,000 options granted to employees under the Plans were primarily, intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code (the "Code"). The Plan also permits stock awards (of which 18,186 have been granted as of March 31, 2005), stock appreciation rights, performance units, and other stock-based awards, all of which may or not be subject to the achievement of one or more performance objectives.

The purposes of the Plans generally are to retain and attract persons of training, experience and ability so serve as employees of the Company and it subsidiaries and to serve as non-employee directors of the Company, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

The Plans are administered by the Board of Directors (the "Committee"). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares, and all of the terms of the awards. The Company may, at any time, amend or terminate the Plans. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant's prior consent. Stockholder approval of an amendment to the Plans is necessary only when required by applicable law or stock exchange rules.

The following summarizes stock option activity and related information:

                                                  Years Ended March 31,
                                  --------------------------------------------------
                                              2005                    2004
                                  ------------------------ -------------------------
                                          Weighted Average          Weighted Average
                                  Shares   Exercise Price   Shares   Exercise Price
                                  -------  --------------  -------   --------------
Outstanding, Beginning of Year:   850,000  $         0.60       --   $           --
  Granted                              --              --  850,000             0.60
  Exercised                            --              --       --               --
  Canceled                             --              --       --               --
                                  -------   -------------  -------   --------------
Outstanding, End of Year          850,000   $        0.60  850,000   $         0.60
                                  =======   =============  =======   ==============
Exercisable, End of Year          600,000   $        0.02       --   $           --
                                  =======   =============  =======   ==============

                                   (Continued)

                                AEROTELESIS INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004


NOTE 8: STOCK OPTION PLANS (CONTINUED)

The following summarizes information related to stock options outstanding at March 31, 2005:

                                                 Options Outstanding                   Options Exercisable
                                       -----------------------------------------   --------------------------
                                                      Weighted
                                                      Average         Weighted                    Weighted
                                                     Remaining        Average                     Average
                                                     Contractual      Exercise                    Exercise
Exercise Prices                         Shares       Life (Years)        Price       Shares         Price
---------------                        ----------    ------------   ------------   -----------   ------------
$0.02                                     600,000             1     $      0.02        600,000   $        .02
$2.00                                     250,000             5     $      2.00             --             --
                                       ----------    ------------   ------------   -----------   ------------
                                          850,000           2.18    $      0.60        600,000   $       0.02
                                       ==========    ============   ============   ===========   ============

NOTE 9: NOTES PAYABLE

On September 25, 2003, the Company entered into a loan agreement with Nations for a line of credit up to $1,000,000 for a period of twelve months as a working capital loan. The loan agreement contained an interest provision of 7% to be accrued quarterly. The Company issued warrants (at fair value on the commitment date) to Nations for 1,000,000 shares to be used to convert the debt to common stock at the rate of $1.00 per share. The $1.00 per share represents the fair value of the share at the date of the loan commitment. On March 31, 2004, the Company issued 613,832 shares of common stock for the outstanding principle and accrued interest as of that date. In 2005, an additional $390,761 of advances were converted to common stock at $1.00 per share.

On October 1, 2004, the loan agreement with Nations was renewed and the fair value of the common stock on that date was $3.25 per share. On March 31, 2005, $87,546 of advances under this note were converted to 26,937 shares of common stock.

In 2005, the Company financed the purchased $7,128 of equipment. The future payments on the equipment finance notes are:

            Year                      Amount
            ----                    ----------
            2006                    $    3,046
            2007                         3,594
                                    ----------
                                    $    6,640
                                    ==========

                                AEROTELESIS INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004


NOTE 10: LEASES

Future minimum payments, by year and in the aggregate, under an operating lease for office space and an equipment lease with a remaining term in excess of one year as of March 31, 2005, is as follows:

                                 YEAR
                                 2006                             $    76,148
                              Thereafter                                   --
                                                                  -----------
                   Total Minimum Lease Payment                    $    76,148
                                                                  ===========

Rent expense was $123,184 and $56,122 for the years ended March 31, 2005 and 2004, respectively.

NOTE 11: LEGAL PROCEEDINGS

The Company filed suit in Los Angeles County against its former CEO and Director, Jagan Narayanan, on January 13, 2005, alleging breach of contract, fraud, breach if fiduciary duty and seeking equitable relief in the form of a declaratory judgment that the Company owes him no salary or any stock options. The Los Angeles County case was Case No. AC084087, filed in Los Angeles Superior Court in Santa Monica, California.

Mr. Narayanan has filed a lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan's case seeks damages and penalties for unpaid wages and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May, 2005 that venue was proper in Alameda County (where the defendant lives) so the Company's case has been transferred there. The Alameda County Case is No. HG05-199556 and was filed on February 198, 2005. The cases are now at the discovery stage.

The Company has engaged legal counsel to represent it in these matters and intends to vigorously defend itself against Mr. Narayanan's allegations and to pursue its claim against Mr. Narayanan.

NOTE 12: SUBSEQUENT EVENTS

On April 29, 2005, the Company granted 1,080,000 stock options, at an exercise price of $1.00, to various employees, consultants and advisors. The options vest as follows:

                       Number of Shares       Vesting Date
                       ----------------       ---------------
                                380,000       June 1, 2005
                                300,000       January 1, 2006
                                100,000       March 31, 2006
                                 25,000       June 1, 2006
                                275,000       January 1, 2007
                       ----------------
                             1,080,000
                       ================


                                   (Continued)

                                AEROTELESIS INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004


NOTE 12: SUBSEQUENT EVENTS (CONTINUED)

On April 29, 2005, the Company granted 900,000 stock options at an exercise price of $2.00, to various employees, consultants and advisors. One half of the options vest on March 31, 2006 and the balance vests on March 31, 2007.

On May 10, 2005, the Company entered into a bridge debenture agreement, whereby an investor committed to purchase $3,000,000 of convertible debentures from the Company. The agreement included various terms, including the following:

      o     $1,500,000 disbursed at closing

      o $1,500,000 disbursed immediately prior to the Company filing a registration statement

      o     10% Interest rate

      o     12 Month maturity

      o     Secured by all assets of the Company

      o     Fixed conversion price equal to 75% of the VWAP on the closing day

      o 30% Warrant coverage at an exercise price of $3.00, 20% warrant coverage at an exercise price of $4.00