Form 10QSB
period 2005-06-30
AEROTELESIS INC
filed 2005-08-15
CIK 17544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2005

                          or

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

              1554 S Sepulveda Blvd. Suite 118, Los Angeles, CA 90025
              -------------------------------------------------------
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

      Class                        Outstanding at June 30, 2005
Common Stock, $.00008                         83,805,712 shares
                                              -----------------
      par value                        Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes[] No[x]

AEROTELESIS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended March 31, 2005. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending March 31, 2006. The financial statements are presented on the accrual basis.

                                aeroTelesis, Inc.
                       (A Developmental Stage Enterprise)
                                 Balance Sheets

                                                                          June 30               March 31
                                                                            2005                  2005
                                                                            ----                  ----
                                                                     -----------------------------------------
                                                                        (Unaudited)
        A S S E T S
Current Assets:
Cash                                                                            $ 7,639               $ 1,913
Accounts Receivable                                                                   -                 3,535
Prepaid Expenses                                                                      -                     -
                                                                     -------------------   -------------------
             Total Current Assets                                                 7,639                 5,448

Fixed Assets:
Furniture & Equipment, net of $23,933 of accumulated                            122,919                75,637
         depreciation
Other Assets:
Deposit                                                                          18,317                18,153
License                                                                       2,698,781             2,698,781
                                                                     -------------------   -------------------
             Total Other Assets                                               2,717,098             2,716,934

                                                                     -------------------   -------------------
             Total Assets                                                   $ 2,847,656           $ 2,798,019
                                                                     ===================   ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities                                      $ 309,101             $ 281,319
Related Party Payable                                                           118,120                 8,600
Current Portion-Long Term Debt                                                   12,041                 3,046
                                                                     -------------------   -------------------

             Total Current Liabilities                                          439,262               292,965

Long-Term Liabilities
Long Term Debt, Net of Current Portion                                           45,279                 3,594
                                                                     -------------------   -------------------


             Total Liabilities                                                  484,541               296,559
                                                                     -------------------   -------------------

Commitments and Contingencies                                                         -                     -
-----------------------------


Stockholders' Equity
Preferred Stock,  $.0001 par value,  2,000,000 shares                                 -                     -
         authorized;  none issued and outstanding
Common stock, 200,000,000 authorized, par value $.00008                           6,704                 6,675
         83,805,712 and 83,437,701 shares issued and
         outstanding, respectively
Additional paid-in capital                                                    4,743,598             4,144,559
Stock Subscription Receivable                                                         -                (7,500)
Accumulated deficit during the development stage                             (2,387,187)           (1,642,274)
                                                                     -------------------   -------------------


             Total Stockholders' Equity                                       2,363,115             2,501,460
                                                                     -------------------   -------------------

             Total Liabilities and Stockholders'  Equity                    $ 2,847,656           $ 2,798,019
                                                                     ===================   ===================

                                aeroTelesis, Inc.
                       (A Developmental Stage Enterprise)
                            Statements of Operations
                                  (Unaudited)
                                   Cumulative

                                         Three Months Ended           Loss
                                      June 30        June 30       During the
                                    ---------------------------   Development
                                        2004          2004          Stage
                                    ---------------------------  -------------
Revenues:
     Revenue                             $ 8,600     $ 121,010      $ 478,090
                                    ---------------------------  -------------

        Total revenues                     8,600       121,010        478,090

Operating Expenses:
     Cost of Revenues                          -             -         17,349
     Legal & Professional Fees           176,101       128,900      1,337,949
     Depreciation Expense                  7,335             -         23,933
     Rent                                 33,460        26,261        212,766
     Options Expense                     478,575             -        478,575
     Payroll Expenses                     26,598        43,537        271,914
     Interest                              4,520             -         15,655
     Travel                                1,642        43,742        313,657
     Operating Expenses                   25,910        41,522        194,107
                                    ---------------------------  -------------

                                         754,141       283,962      2,865,905
                                    ---------------------------  -------------

        Net Loss from operations        (745,541)     (162,952)    (2,387,815)
                                    ---------------------------  -------------

Other Income (Expenses)
     Other Income                            628             -            628
                                    -------------  ------------  -------------

Provision for Income Taxes:
     Income Tax Benefit (Expense)              -             -              -
                                    -------------  ------------  -------------


        Net Income (Loss)             $ (744,913)   $ (162,952)  $ (2,387,187)
                                    =============  ============  =============

Loss per common share:

        From operations                  $ (0.01)      $ (0.00)
                                    -------------  ------------

Weighted average common shares        83,546,411    81,550,720
   outstanding                      =============  ============

                 See accompanying notes to Financial Statements
                               aeroTelesis, Inc.
                       (A Developmental Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)
                                   Cumulative
                                                                      Loss
                                         Three Months Ended        During the
                                       June 30        June 30     Development
                                         2005          2004          Stage
                                     -------------  ------------  -------------
Cash Flows from Operating Activities:
Net Loss                               $ (744,913)   $ (162,952)  $ (2,387,187)


Adjustments to Reconcile net loss to
 net cash provided by (used in) operating
    activities:
        Depreciation                        7,335             -         23,933
        Value of Options Issued for       478,575             -        835,099
         Service
        Other Non-Cash Expenses            20,000             -         93,730
      Changes in operating assets and
       liabilitities:
        Accounts Payable and Accrued      113,728        33,764        382,006
         Expenses
        Prepaid Expenses                        -           488         18,105
        Related Party Payable              (8,600)            -              -
        Deposit                              (165)         (636)       (18,317)
        Receivables                         3,535       (23,500)        55,000
                                     -------------  ------------  -------------
Net Cash used in Operating Activities  $ (130,505)   $ (152,836)    $ (997,631)
                                     -------------  ------------  -------------

Cash Flows from Investing Activities:
      Capital Expenditures                 (3,937)            -        (59,297)
      Licenses                                  -       (25,803)       (86,556)
                                     -------------  ------------  -------------

Net Cash used in Investing Activities    $ (3,937)    $ (25,803)    $ (145,853)
                                     -------------  ------------  -------------

Cash Flows from Financing Activities:
      Common Stock for Cash                14,548             -         37,048
      Stock Subscription Receivable         7,500             -          7,500
      Long Term Debt Repayment                  -             -           (488)
      Revolving Line of Credit Advance    118,120       187,113      1,107,063

                                     -------------  ------------  -------------

Net Cash provided by Financing          $ 140,168     $ 187,113    $ 1,151,123
 Activities                          -------------  ------------  -------------

Net Increase (Decrease) in cash and         5,726         8,474          7,639
cash equivalents
Cash at beginning of period               $ 1,913      $ 10,687            $ -
                                     =============  ============  =============

Cash at end of period                     $ 7,639      $ 19,161        $ 7,639
                                     =============  ============  =============

Supplemental disclosure:
      Total interest paid                     $ -           $ -        $ 7,279
                                     =============  ============  =============
      Total taxes paid                        $ -           $ -            $ -
                                     =============  ============  =============

Non-Cash Transaction:
      Stock Issued for Services          $ 20,000   #       $ -      $ 376,524
                                     =============  ============  =============
      Stock Issued for Debt                   $ -     $ 187,113    $ 1,092,139
                                     =============  ============  =============
      Subscription Receivable                 $ -           $ -            $ -
                                     =============  ============  =============
      Long-Term Debt used to acquire     $ 50,680           $ -            $ -
       Equipment                     =============  ============  =============


                See accompanying notes to Financial Statements

                                AeroTelesis, Inc.
                          Notes to Financial Statements
                                  June 30, 2005
                                   (Unaudited)


Note 1  -  Summary of Significant Accounting Policies

BASIS OF PRESENTATION

General

The consolidated unaudited interim financial statements of AeroTelesis, Inc (the "Company") as of June 30, 2005 and for the three months ended June 30, 2005 and 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2005 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2005 and March 31, 2005, and the results of its operations for the three months ended June 30, 2005 and 2004 and the developmental period, and its cash flows for the three months ended June 30, 2005 and 2004 and during the developmental period.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of March 31, 2005 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.


Organization

AeroTelesis, Inc. was incorporated under the laws of the State of Delaware in 1968 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The company has a total of 200,000,000 authorized common shares with a par value of $.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 83,805,712 common shares issued and outstanding and no preferred shares issued and outstanding as of June 30, 2005.


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

                                AeroTelesis, Inc.
                          Notes to Financial Statements
                                  June 30, 2005
                                   (Unaudited)

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

The company has a total of 200,000,000 authorized common shares and 2,000,000 preferred shares with a par value of $.00008 per share and with 83,805,712 common shares issued and outstanding and no preferred shares issued and outstanding as of March 31, 2005.

During the quarter ended June 30, 2005, the Company issued the following shares of its common stock:

      1) In May of 2005, a total of 25,393 shares of stock were issued for $14,550 cash pursuant to a private placement program.

      2) A total of 32,618 shares of stock were issued for debt in the amount of $79,943.

      3) In May of 2005 a total of 10,000 shares of stock were issued for services with a total expense recognized of $$20,000.

      4) In June 2005, a total of 300,000 share of stock was issued pursuant to the 2003 Stock Option Plan. The option price of $.02 per share ($6,000) was used to reduce outstanding payables to the consultant.

                                AeroTelesis, Inc.
                          Notes to Financial Statements
                                  June 30, 2005
                                   (Unaudited)

Note 2  -  Common Stock (con't)

On April 29, 2005, the Company granted 1,080,000 stock options, at an exercise price of $1.00, to various employees, consultants and advisors. The options vest as follows:

                       Number of Shares           Vesting Date
                       -----------------       ------------------
                                380,000          June 1, 2005
                                300,000          January 1, 2006
                                100,000          March 31, 2006
                                 25,000          June 1, 2006
                                275,000          January 1, 2007
                       -----------------
                             1,080,000
                       ================

On April 29, 2005, the Company granted 900,000 stock options at an exercise price of $2.00, to various employees, consultants and advisors. One half of the options vest on March 31, 2006 and the balance vests on March 31, 2007.

The options that were issued to consultants and advisors were valued at $478,575 using the Black-Scholes valuation method and included as an expense to the statement of operations based on the vesting schedule. The options expense will be evaluated quarterly until the options vest.

The option shares were not included in the computation since they would be anti-dilutive.

Note 3 - Long Term Debt

On October 1, 2004, the Company renewed a loan agreement with Nations for a line of credit up to $1,000,000 for a period of twelve months as a working capital loan. The loan agreement contained an interest provision of 7% to be accrued quarterly. The Company issued warrants (at fair value on the commitment date) to Nations for 1,000,000 shares to be used to convert the debt to common stock at the rate of $3.25 per share. The $3.25 per share represent the fair value of the share at the date of the loan commitment. During the quarter ended June 30, 2005 a total of $118,120 was advanced under the working capital loan and $787 was accrued for interest.

In May of 2005 the Company entered into a capital lease for a copier. The payments are $1,204 including sales tax per month for a period of 60 months with a fair market buyout at the end of the lease term. The copies has been capitalized at $53,000 and be depreciated over the term of the lease.

Future capitalized lease payments are as follows:
                        2005               $  6,628
                        2006                  9,265
                        2007                 10,204
                        2008                 11,239
                        Future Years         15,664
                                          ---------
                                           $ 53,000
                                          =========

                                AeroTelesis, Inc.
                          Notes to Financial Statements
                                  June 30, 2005
                                   (Unaudited)

Note 4 - Commitment and Contingencies

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

Mr. Narayanan has filed a lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan's case seeks damages and penalties for unpaid wages and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May, 2005 that venue was proper in Alameda County (where the defendant lives) so the Company's case has been transferred there. The Alameda County Case is No. HG05-199556 and was filed on February 19, 2005. The cases are now at the discovery stage.

The Company has engaged legal counsel to represent it in these matters and intends to vigorously defend itself against Mr. Narayanan's allegations and to pursue its claim against Mr. Narayanan.


Note 5 - Subsequent Events

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

The Company received the initial amount at closing on July 27, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation

      Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-KSB for the year ended March 31, 2005 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ there from.

Results of Operations

      The Company realized a net loss of ($745,541) from operations for the three month period ended June 30, 2005 compared to a net loss of ($162,952) for the three month period ended June 30, 2004. The difference in results for this three month period as compared to the prior year is due to the Company's increased operating expenses for the quarter compared to the prior year and the Company's loss of revenue income for this quarter. For the three month period ended June 30, 2005, the Company had revenue of approximately $8,600, composed of consulting income compared to revenues of $121,000 for the three month period ended June 30, 2004. The net loss per share for the three month period ended June 30, 2005 was $(.01) per share compared to a net loss per share of nil for the three month period ended June 30, 2004.

      The Company had costs and expenses of approximately $754,000 for the three month period ended June 30, 2005 compared to costs and expenses of approximately $284,000 for the three month period ended June 30, 2004. The Company's expenses consist of option expenses of approximately $479,000, legal and professional fees, including consulting fees, of approximately $176,000, rent of approximately $33,000, payroll expenses of approximately $27,000, travel expenses of approximately $1,600 general and administrative expenses of approximately $26,000, interest expense of approximately $4,500 and depreciation expense of approximately $7,300. For the three month period ended June 30, 2004, the Company's costs and expenses totaled approximately $284,000 and consisted of legal and professional fees of 129,000, rent expense of $26,000, payroll expenses of $44,000, travel expense of $44,000 and general and administrative expenses of $42,000. The increase is expenses from the prior year is due to the Company's increased operating costs as well as the Company's expenses incurred in issuing options to its employees, officers, directors and consultants during the three month period ended June 30, 2005.

      The Company's assets at June 30, 2005 were $2,847,656 compared to assets of $2,798,019 at March 31, 2005. The difference is due to the Company's acquisition of furniture and equipment during the quarter. At June 30, 2005, the Company's current assets were comprised of cash of approximately $7,600 compared to cash of approximately $2,000 and accounts receivable of approximately $3,500 at March 31, 2005. The Company's fixed assets are furniture and equipment of approximately $123,000 and the Company's Other Assets are a deposit of $18,317 and a license of approximately $2,700,000 compared to fixed assets that included furniture and equipment of approximately $76,000 and Other assets that included a deposit of $18,153 and a license of approximately $2,700,000.

      The Company's liabilities at June 30, 2005 were approximately $485,000, comprised of accounts payable of approximately $309,000, related party payables of approximately $118,000 and the current portion of long-term debt of approximately $12,000. The Company's liabilities at March 31, 2005 were approximately $297,000. The increase in liabilities is due to the Company's increased operating expenses and the related party payable which was not converted to stock as in previous quarters.

      Total shareholders' (deficit) increased from ($1,642,274) at March 31, 2005 to ($2,387,187) at June 30, 2005. The increase in deficit is due to the Company's increased operating expenses.

      During the quarter ended June 30, 2005, the Company issued 1,080,000 options to purchase shares of the Company's common stock at $1 per share to various employees, consultants and advisors. 380,000 of the options vested on June 1, 2005. The remaining options vest over time commencing in January 2006 with the final 275,000 options vested January 1, 2007. These options were issued at market price of the Company's common stock at the time of their issuance.

      The Company also issued 900,000 options to purchase shares of the Company's common stock at an exercise price of $2.00 per share to various employees, consultants and advisors. One half of these options vest on March 31, 2006 and the balance vest on March 31, 2007. These options were issued above the market price of the Company's common stock at the time of issuance.

      The Company issued 14,500 shares of its common stock in registered from to certain consultants for services provided to the Company. The shares were valued at a market price at the time of issuance.

Liquidity and Capital Resources

      As of June 30, 2005, the Company had negative working capital of approximately ($431,000) consisting of approximately $8,000 in current assets and $439,000 in current liabilities. The Company had negative working capital of approximately ($288,000) at March 31, 2005 consisting of current assets of approximately $5,000 and $293,000 in current liabilities. The Company has a line of credit of $1,000,000 available to it to pay its operating and other expenses. Additionally, on May 1, 2005, the Company entered into a Convertible Debenture that will provide it with $3,000,000 of operating capital over the next two quarters. Approximately $1,500,000 was received by the Company in late July, 2005 and the balance of $1,500,000 is anticipated to be received in early fall of 2005, when the Company files a registration statement covering the convertible debentures and the Standby Equity Distribution Agreement that the Company entered into with Cornell Capital Partners, LLP. Thereafter, once the registration statement is declared effective, the Company may put stock to Cornell upon given terms and conditions up to $100,000,000 over a period of 24 months. As a result, the Company believes that it will have adequate working capital for its current operations.

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

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

                            PART II OTHER INFORMATION

Items 1, 3, 4 and 5 are Inapplicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2005, the Company sold 25,393 shares of the Company's common stock to an non-affiliated investor for $14,550. As part of this transaction, the Company will issue a warrant to purchase 19,045 shares of the Company's common stock for $.85 per share and a warrant to purchase an additional 19,045 shares of the Company's common stock at $1.71 per share. Both warrants will have piggyback registration rights and expire December 31, 2008. The proceeds received were used to pay the Company's expenses.

The Company also issued 18,118 shares of its common stock to a shareholder in satisfaction of $21,295 indebtedness owed to the shareholder.

Item No. 6 Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed on June 21, 2005 and was the only report on Form 8-K filed during the three months ended June 30, 2005.

(b) Exhibits

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AEROTELESIS, INC.


August 15, 2005                      By /s/ Joseph Gutierrez
                                        Joseph Gutierrez, President, CFO