Form 10KSB/A
period 2005-03-31
AEROTELESIS INC
filed 2005-08-31
CIK 17544

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

In July, 2003, the Company's common stock began trading on the "pink sheets" and was subsequently listed on the Over the Counter Bulletin Board ("OTCBB") in September, 2003 under the symbol "PCRR". After the Company's name change became effective, the Company's common stock traded under "AOTS" and currently trades under the symbol "AOTL". As of March 31, 2005, the Company had 83,437,701 shares of its common stock issued and outstanding, of which 5,734,976 were held by non-affiliates. An additional 850,000 shares of the Company's common stock are reserved for issuance under stock options granted to employees, advisors and consultants under the Company's Stock option Plans. These options range in price from $.02 to $2.00 per share. Of the stock options issued and outstanding, 850,000 options are currently vested. In addition to the 850,000 stock options currently issued and outstanding, an additional 11,150,000 are reserved for issuance under the Pacific Realm, Inc. 2003 Stock Option Plan (4,400,000 options available for issuance) and the aeroTelesis, Inc. 2003 Stock Option Plan (6,750,000 options available for issuance).

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

                                           A                       B                         C
                              --------------------------  ------------------  ------------------------------
                                                                              NUMBER OF SECURITIES REMAINING
                                                                               AVAILABLE FOR FUTURE ISSUANCE
                              NUMBER OF SECURITIES TO BE   WEIGHTED AVERAGE      UNDER EQUITY COMPENSATION
                                ISSUED UPON EXERCISE OF    EXERCISE PRICE OF    PLANS (EXCLUDING SECURITIES
                                  OUTSTANDING OPTIONS     OUTSTANDING OPTIONS     REFLECTED IN COLUMN A)
                              --------------------------  ------------------  ------------------------------
EQUITY COMPENSATION PLANS
  APPROVED BY
  SHAREHOLDERS                           850,000                   $0.60                   11,150,000

EQUITY COMPENSATION PLANS
  NOT APPROVED BY
  SHAREHOLDERS                               0                       0                         0

TOTAL                                    850,000                   $0.60                   11,150,000

In April 29, 2005, the Company issued an additional 1,980,000 stock options to purchase the Company's common stock.

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


                                                  Clyde Bailey P.C.
San Antonio, Texas
June 18, 2004

                                AEROTELESIS INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)
                                  BALANCE SHEET
                                 MARCH 31, 2005

                                   A S S E T S

Current Assets
    Cash                                                            $     1,913
    Accounts Receivable                                                   3,535
                                                                    -----------
           Total Current Assets                                           5,448

Fixed Assets
    Furniture & Fixtures                                                 92,235
    Less Accumulated Depreciation                                       (16,598)
                                                                    -----------
           Total Fixed Assets                                            75,637

Other Assets
    Deposits                                                             18,153
    Licenses                                                          2,698,781
                                                                    -----------
           Total Other Assets                                         2,716,934
                                                                    -----------
           Total Assets                                             $ 2,798,019
                                                                    ===========

                             L I A B I L I T I E S

Current Liabilities
    Accounts Payable and Accrued Expenses                           $   281,319
    Related Party Payable                                                 8,600
    Current Portion-Long Term Debt                                        3,046
                                                                    -----------
           Total Current Liabilities                                    292,965

Long-Term Liabilities
    Long Term Debt, Net of Current Portion                                3,594
                                                                    -----------
           Total Long-Term Liabilities                                    3,594
                                                                    -----------
           Total Liabilities                                            296,559

    Commitments and Contingencies                                            --

                      S T O C K H O L D E R S ' E Q U I T Y

Preferred Stock                                                              --
    2,000,000 authorized shares, par value $.001
    no shares issued and outstanding
Common Stock                                                              6,675
    200,000,000 authorized, par value $.00008
    83,437,701 shares issued and outstanding
Additional Paid-in-Capital                                            4,144,559
Stock Subcription Receivable                                             (7,500)
Deficit accumulated during the development stage                     (1,642,274)
                                                                    -----------
           Total Stockholders' Equity                                 2,501,460
                                                                    -----------
           Total Liabilities and Stockholders' Equity               $ 2,798,019
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

                                                          AEROTELESIS INC.
                                                 (A Developmental Stage Enterprise)
                                                  Statement of Stockholders' Equity


                                                                                              Deficit
                                                                                            Accumulated
                                                      Preferred     Common       Stock      During the
                      Common    Preferred   $0.0001    $0.00008    Paid-In    Subscription  Development  Accumulated  Stockholders'
                      Shares      Shares   Par Value  Par Value    Capital     Receivable      Stage        Deficit      Equity
                    ----------  ---------  ---------  ---------  -----------  ------------  -----------  ------------ -----------
   Balance,
   March 31, 2003    5,474,826         --  $      --  $     438  $   973,017  $         --  $        --    ($896,569) $     76,886

 Prior capital
 replaced by
 AEROTELESIS
 Philippines
 capital under
 reverse takeover
 accounting                 --         --         --         --           --            --           --      (16,540)      (16,540)

 Transferred
 to Additional
 Paid in Capital            --         --         --                (913,109)           --           --      913,109            --

 Curent capital
 replaced by
 AEROTELESIS
 Philippines
 capital upon
 consolidation
 under reverse
 takeover
 accounting         75,000,000         --         --      6,000    1,606,225            --           --           --     1,612,225

  March 1, 2004
  Stock Issued for
  License Agreements   200,000         --         --         16      999,984            --           --           --     1,000,000

  March 31, 2004
  Stock Issued
  for Debt             613,832         --         --         49      613,783            --           --           --       613,832

  Net Loss                  --         --         --         --           --            --     (581,684)          --     (581,684)
                    ----------  ---------  ---------  ---------  -----------  ------------  -----------  -----------  ------------
  Balance,
  March 31, 2004    81,288,658         --         --      6,503    3,279,900            --     (581,684)          --     2,704,719

 June 16, 2004
 Stock Dividend      1,626,469         --         --        130         (130)           --           --           --            --

 Stock Issued
 for Debt              417,698         --         --         33      478,274            --           --           --       478,307

Stock Issued
for Services            79,425         --         --          7      356,517            --           --           --       356,524

Stock Issued
for Cash                25,451         --         --          2       29,998        (7,500)          --           --        22,500

Net Loss                    --         --         --         --           --            --   (1,060,590)           --   (1,060,590)
                    ----------  ---------  ---------  ---------  -----------  ------------  -----------  -----------  ------------
Balance,
March 31, 2005      83,437,701         --  $      --  $   6,675  $ 4,144,559  $     (7,500) $(1,642,274) $        --  $ 2,501,460
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

                                           AEROTELESIS INC.
                                  (A Developmental Stage Enterprise)
                                        Statement of Cash Flows

                                                                                           CUMULATIVE
                                                                                           CASH FLOWS
                                                                YEARS ENDED MARCH 31,      DURING THE
                                                             --------------------------   DEVELOPMENTAL
                                                                 2005           2004          STAGE
                                                             -----------    -----------    -----------

Cash Flows from Operating Activities:

      Net Loss                                               $(1,060,590)   $  (581,684)   $(1,642,274)
      Adjustment to reconcile net income(loss) to net cash
      provided by (used in) operating activities
         Depreciation                                             14,638          1,960         16,598
         Stock Issued for Services                               356,524             --        356,524
         Other Non-Cash Expenses                                  73,730             --         73,730
      Changes in operating assets and liabilities:
         Receivables                                              (3,535)        54,000         51,465
         Deposits                                                   (321)       (17,832)       (18,153)
         Prepaid Expenses                                          1,463         16,642         18,105
         Related Party Payable                                     8,600             --          8,600
         Accounts Payable and Accrued Expenses                   220,036         49,244        268,279
                                                             -----------    -----------    -----------
Net Cash Used In  Operating Activities                          (389,455)      (477,670)      (867,126)
                                                             -----------    -----------    -----------

Cash Flows from Investing Activities:

      Capital Expenditures                                       (16,442)       (39,199)       (55,640)
      Licenses                                                        --        (86,556)       (86,556)
                                                             -----------    -----------    -----------
Net Cash Used in Investing Activities                            (16,442)      (125,755)      (142,196)
                                                             -----------    -----------    -----------
Cash Flows from Financing Activities:
      Common Stock                                                22,500             --         22,500
      Long Term Debt Repayment                                      (488)                         (488)
      Revolving Line of Credit Advance                           375,111        613,832        988,943
                                                             -----------    -----------    -----------
Net Cash Provided from Financing Activities                      397,123        613,832      1,010,955
                                                             -----------    -----------    -----------

Net Increase (Decrease) in Cash                                   (8,774)        10,407          1,633

Cash Balance,  Begin Period                                       10,687            280            280
                                                             -----------    -----------    -----------
Cash Balance,  End Period                                    $     1,913    $    10,687    $     1,913
                                                             -----------    -----------    -----------

Supplemental Disclosures:
      Cash Paid for interest                                 $     7,015    $       264    $     7,279
      Cash Paid for income taxes                             $        --    $        --    $        --

Non-Cash Transaction:
      Stock Issued for Services                              $   356,524    $        --    $   356,524
      Stock Issued for Debt                                  $   478,307    $   613,832    $ 1,092,139
      Subscription Receivable                                $     7,500    $        --    $     7,500
      Equipment Acquisition/Capital Lease                    $     7,128    $        --    $     7,128


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

                                AEROTELESIS INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004


NOTE 8: STOCK OPTION PLANS

The Company's July 1, 2003 stock option plan, October 15, 2003 stock option Plan and the 2004 Stock Compensation Plan (the "Plans") provide for options and other stock-based awards that may be granted to eligible employees, officers, consultants, and non-employee directors of the Company or its subsidiaries. The Company has reserved 12,000,000 shares of common stock for future issuance under these Plans. As of March 31, 2005, there remains 11,150,000 shares which can be issued under the Plans, after giving effect to stock splits and shares issued under the Plans.

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

The following summarizes stock option activity and related information:

                                                  Years Ended March 31,
                                  --------------------------------------------------
                                              2005                    2004
                                  ------------------------ -------------------------
                                          Weighted Average          Weighted Average
                                  Shares   Exercise Price   Shares   Exercise Price
                                  -------  --------------  -------   --------------
Outstanding, Beginning of Year:   850,000  $         0.60       --   $           --
  Granted                              --              --  850,000             0.60
  Exercised                            --              --       --               --
  Canceled                             --              --       --               --
                                  -------   -------------  -------   --------------
Outstanding, End of Year          850,000   $        0.60  850,000   $         0.60
                                  =======   =============  =======   ==============
Exercisable, End of Year          850,000   $        0.60       --   $           --
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