Form 10QSB
period 2005-09-30
AEROTELESIS INC
filed 2005-11-15
CIK 17544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________ to _____________

COMMISSION FILE NUMBER: 0-5014

aeroTelesis, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	95-2554669
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1554 S. Sepulveda Blvd., Suite 118, Los Angeles, CA 90025

(Address of Principal Executive Offices)

(310) 235-1727

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.          Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.          ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 9, 2005
Common stock, $0.00008 par value	85,747,794

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

aeroTelesis, Inc.
(A Development Stage Enterprise)
Balance Sheet
(Unaudited)

	September 30	March 31
	2005	2005

ASSETS

Current Assets:
Cash	$88,425	$1,913
Accounts Receivable	–	3,535
Accounts Receivable - Employees	10,400	–
Total Current Assets	98,825	5,448

Fixed Assets:
Furniture & Equipment, net of $31,426 of accumulated depreciation	119,427	75,637

Other Assets:
Deposit	218,316	18,153
Deferred Offering Finance Costs	1,400,000	–
License	2,698,781	2,698,781
Total Other Assets	4,317,097	2,716,934
Total Assets	$4,535,349	$2,798,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$385,203	$281,319
Related Party Payable	5,486	8,600
Convertible Debenture	1,500,000	–
Beneficial Conversion, net	(1,039,986)	–
Current Portion - Long Term Debt	11,841	3,046
Total Current Liabilities	862,544	292,965

Long-Term Liabilities:
Long Term Debt, Net of Current Portion	40,936	3,594

Total Liabilities	903,480	296,559
Commitments and Contigencies:	–	–

Stockholders' Equity:
Preferred Stock, $.001 par value, 2,000,000 shares	–	–
authorized; none issued and outstanding
Common stock, $.00008 par value, 200,000,000 shares	6,857	6,675
authorized; 85,712,794 and 83,437,701 shares issued and outstanding
Additional paid-in capital	7,510,801	4,144,559
Stock Subscription Receivable	–	(7,500)
Accumulated deficit during the development stage	(3,885,789)	(1,642,274)
Total Stockholders' Equity	3,631,869	2,501,460
Total Liabilities and Stockholders' Equity	$4,535,349	$2,798,019

The accompanying notes are an integral part of these financial statements.

aeroTelesis, Inc.
(A Development Stage Enterprise)
Statement of Operations
(Unaudited)

					Cumulative
					Loss
	Three Months Ended		Six Months Ended		During the
	September 30	September 30	September 30	September 30	Development
	2005	2004	2005	2004	Stage

Revenues:
Revenue	$–	$105,535	$8,600	$226,545	$478,090
Total revenues	–	105,535	8,600	226,545	478,090

Operating Expenses:
Cost of Revenues	–	5,882	–	5,882	17,349
Legal & Professional Fees	634,574	144,481	810,675	273,381	1,972,523
Depreciation	7,492	5,676	14,827	10,934	31,425
Research & Development	550,000	–	550,000	–	550,000
Rent	31,225	31,926	64,685	58,187	243,991
Options Expense	(121,345)	–	357,230	–	357,230
Salaries	73,934	76,121	100,532	119,658	345,848
Interest	263,923	598	268,443	2,015	279,578
Travel	38,428	7,064	40,070	50,806	352,085
General and Administrative	22,557	22,141	48,466	56,988	216,663
Total Expenses:	1,500,788	293,889	2,254,928	577,851	4,366,692

Income (Loss) from operations	(1,500,788)	(188,354)	(2,246,328)	(351,306)	(3,888,602)

Other Income (Expenses)
Other Income	2,185	–	2,813	–	2,813

Net Income (Loss)	$(1,498,603)	$(188,354)	$(2,243,515)	$(351,306)	$(3,885,789)
Loss per common share	$(0.02)	$(0.00)	$(0.03)	$(0.00)
Weighted average common shares outstanding	84,779,711	81,550,720	84,292,711	81,550,720

The accompanying notes are an integral part of these financial statements.

aeroTelesis, Inc.
(A Development Stage Enterprise)
Statement of Cash Flows
(Unaudited)

			Cumulative
			Loss
	Six Months Ended		During the
	September 30	September 30	Development
	2005	2004	Stage

Cash Flows from Operating Activities:
Net Income	$(2,243,515)	$(351,306)	$(3,885,789)

Depreciation	14,827	10,934	31,425
Stock Issued for Services	467,567	40,000	445,165
Value of Options Issued for Services	357,230	–	713,754
Other Non-Cash Expenses	233,750	–	307,480
Adjustments to Reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts Payable and Accrued Expenses	(38,575)	80,273	266,795
Receivables	(6,865)	(8,535)	44,600
Inventory	–	(4,630)	–
Related Party Payable	(8,600)	–	–
Prepaid Expenses	–	975	18,105
Deposit	(162)	(936)	(18,317)
Net Cash provided by (used in) Operating Activities	$(1,224,343)	$(233,225)	$(2,076,782)

Cash Flows from Investing Activities:
Capital Expenditures	(7,938)	(46,002)	(63,297)
Licenses	–	–	(86,556)
Net Cash provided by (used in) Investing Activities	$(7,938)	$(46,002)	$(149,853)

Cash Flows from Financing Activities:
Common Stock	53,050	276,129	63,548
Stock Subscription Receivable	7,500	–	7,500
Long Term Debt Repayment	(4,543)	–	(5,851)
Convertible Debenture	1,500,000	–	1,500,000
Debt Discount	(242,700)	–	(242,700)
Revolving Line of Credit Payments	(136,500)	–	–
Revolving Line of Credit Advance	141,986	–	992,563
Net Cash provided by (used in) Financing Activities	$1,318,793	$276,129	$2,315,060

Net Increase (Decrease) in cash and cash equivalents	86,512	(3,098)	88,425

Cash at beginning of period	$1,913	$10,687	$–
Cash at end of period	$88,425	$7,589	$88,425

Supplemental disclosure:
Total interest paid	$2,011	$–	$7,279
Total taxes paid	$–	$–	$–

Non-Cash Transactions:
Stock Issued for Services	$467,567	$40,000	$485,165
Stock Issued for Debt	$–	$–	$1,092,139
Long-term Debt used to acquire Equipment	$50,680	$–	$50,680

Deposits	$200,000	–	$200,000
Deferred Offering Finance Costs	$1,400,000	–	$1,400,000
Accounts Payable	$57,541	–	$57,541
Beneficial Conversion	$1,031,036	–	$1,031,036

The accompanying notes are an integral part of these financial statements.

aeroTelesis, Inc.
Notes to Financial Statements
September 30, 2005
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

BASIS OF PRESENTATION

General

The unaudited interim financial statements of aeroTelesis, Inc. (the "Company") as of September 30, 2005 and for the three and six months ended September 30, 2005 and 2004, included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2005 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2005, and the results of its operations for the three and six months ended September 30, 2005 and 2004 and the developmental period, and its cash flows for the six months ended September 30, 2005 and 2004 and during the developmental period.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of March 31, 2005 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

Organization

aeroTelesis, Inc. was incorporated under the laws of the State of Delaware in 1968 for the purpose of promoting and carrying on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The company has a total of 200,000,000 authorized common shares with a par value of $0.00008 and 2,000,000 preferred shares with a par value of $0.001 per share and with 85,712,794 common shares issued and outstanding and no preferred shares issued and outstanding as of September 30, 2005.

Basis of preparation and presentation:

The accompanying financial statements have been prepared to reflect the legal acquisition on October 2, 2003 (the "Acquisition") of aeroTelesis Philippines Inc ("ATP") by aeroTelesis Inc., formerly Pacific Realm Inc. (the "Company"). The financial statements of the Company give effect to the Acquisition under which the shareholders of ATP exchanged all of their common shares of ATP for common shares of the Company.

Notwithstanding its legal form, the Acquisition has been accounted for as a reverse takeover, as the former shareholders of ATP own in aggregate approximately 90% of the common shares of the Company, and so are now the majority shareholders of the Company. Also, as the Company was a company with nominal net non-monetary assets, the Acquisition has been accounted for as an issuance of stock by the Company accompanied by a recapitalization.

aeroTelesis, Inc.
Notes to Financial Statements
September 30, 2005
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

Note 2 - Common Stock

The company has a total of 200,000,000 authorized common shares, with a par value of $0.00008 and 2,000,000 preferred shares with a par value of $0.001 per share and with 85,712,794 common shares issued and outstanding and no preferred shares issued and outstanding as of September 30, 2005.

During the quarter ended September 30, 2005, the Company issued the following shares of its common stock:

1)
In September 2005, a total of 520,000 shares of stock were issued pursuant to the 2003 Stock Option Plan. The shares were expensed under legal and professional fees for $416,000, the market price at the time of issuance.

2)
A total of 1,000,000 shares of stock were issued as a fee for the Standby Equity Distribution Agreement. The stock was recorded at $1.40 per share and recorded in the other asset section of the balance sheet as a deferred offering cost.

3)	In July 2005 a total of 7,332 shares of stock were issued for services with a total expense recognized of $9,165.

4)
In July 2005, a total of 300,000 shares of stock were issued pursuant to the 2003 Stock Option Plan. The option price of $.02 per share ($6,000) was used to reduce outstanding payables to Joseph Gutierrez, the Company’s President.

5)	A total of 6,713,212 shares of stock were issued in escrow for delivery upon exercise of the convertible debt. These shares are not considered as outstanding at September 30, 2005.

6)	A total of 79,750 shares of stock were issued for cash for a total of $26,500.

aeroTelesis, Inc.
Notes to Financial Statements
September 30, 2005
(Unaudited)

Note 2 - Common Stock (con't)

On April 29, 2005, the Company granted 1,080,000 stock options, at an exercise price of $1.00, to various employees, consultants and advisors. As issued, the options were to vest as follows:

Number of Shares	Vesting Date
380,000	June 1, 2005
300,000	January 1, 2006
100,000	March 31, 2006
25,000	June 1, 2006
275,000	January 1, 2007
1,080,000

On September 30, 2005, the Company agreed to immediately vest all of the remaining $1.00 options.

On October 18, 2003, the Company granted 250,000 options at an exercise price of $2.00 to various employees, consultants and advisers. Additionally, on April 29, 2005, the Company granted 900,000 stock options at an exercise price of $2.00 to various employees, consultants and advisors. As issued, one half of the options were to vest on March 31, 2006 and the balance were to vest on March 31, 2007. On September 30, 2005, the Company agreed to cancel  900,000 of the $2.00 options and to immediately vest the 250,000 options that were granted on October 18, 2003. None of the options cancelled were vested.

The options that were issued to consultants and advisors were valued at $357,230 as of September 30, l2005 using the Black-Scholes valuation method and included as an expense to the statement of operations based on the vesting schedule.

The option shares were not included in the computation since they would be anti-dilutive.

NOTE 3 - STOCK-BASED COMPENSATION

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

aeroTelesis, Inc.
Notes to Financial Statements
September 30, 2005
(Unaudited)

Note 3 - Stock-Based Compensation (con’t)

If the fair value of the stock options granted to employees during a fiscal year had been recognized as compensation expense on straight-line basis over the vesting period of the grants, stock-based compensation costs would have impacted our net income and earnings per common share for the fiscal periods as follows:

	Three Months Ended September 30		Six Months Ended September 30
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss) as Reported	$(1,498,603)	$(188,354)	$(2,243,515)	$(351,306)
Deduct: Stock Based Compensation Costs, Net of Taxes Under SFAS 123	(221,426)	(49,914)	(251,009)	(99,828)
Pro Forma Net Income (Loss)	$(1,720,029)	$(238,268)	$ (2,494,524)	$(451,134)

Per Share Information:
Basic, as Reported	$(0.02)	$(0.00)	$(0.03)	$(0.00)
Basic, Pro Forma	$(0.02)	$(0.00)	$(0.00)	$(0.00)
Diluted, as Reported	$(0.02)	$(0.00)	$(0.00)	$(0.00)
Diluted, Pro Forma	$(0.02)	$(0.00)	$(0.00)	$(0.00)

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for fiscal periods:

	Three Months Ended September 30		Six Months Ended September 30
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Estimated Fair Value	$1.02	$1.02	$1.02	$1.02
Expected Life (Years)	2.96	2.96	2.96	2.91
Risk Free Interest Rate	3.82%	3.82%	3.82%	4.08%
Volatility	108%	108%	108%	208%
Dividend Yield	–%	–%	–%	–%

Note 4 - Long Term Debt

On October 1, 2004, the Company renewed a loan agreement the Company’s majority stockholder,  Nations Mobile Networks, Ltd. (“Nations”), for a line of credit up to $1,000,000 for a period of twelve months as a working capital loan. The loan agreement expired September 30, 2005 and has not been renewed. The loan agreement contained an interest provision of 7% to be accrued quarterly. The Company issued warrants (at fair value on the commitment date) to Nations for 1,000,000 shares to be used to convert the debt to common stock at the rate of $3.25 per share. The $3.25 per share represents the fair value of the shares at the date of the loan commitment. During the quarter ended September 30, 2005, a total of $22,000 was advanced and $136,500 was repaid under the working capital loan and $1,866 was accrued for interest.

aeroTelesis, Inc.
Notes to Financial Statements
September 30, 2005
(Unaudited)

Note 4 - Long Term Debt (con’t)

In May 2005 the Company entered into a capital lease for a copier. The payments are $1,204 including sales tax per month for a period of 60 months with a fair market buyout at the end of the lease term. The copier has been capitalized at $50,680 and will be depreciated over the term of the lease.

Note 5 - Convertible Debt

On May 10, 2005, the Company entered into a bridge debenture agreement, whereby an investor committed to purchase $3,000,000 of convertible debentures from the Company. The agreement included various terms, including the following:

•	$1,500,000 disbursed at closing

•	$1,500,000 disbursed immediately prior to the Company filing a registration statement

•	10% interest rate per annum

•	12 month maturity

•	Secured by substantially all assets of the Company

•	Fixed conversion price equal to 75% of the volume weighted average price on the date of closing ($1.117)

•	30% warrant coverage at an exercise price of $3.00, 20% warrant coverage at an exercise price of $4.00

The Company received the initial amount at closing on July 25, 2005.

The beneficial conversion of the convertible debentures was computed as $380,036. The warrants were valued at $651,000 and recorded as a part of the beneficial conversion cost as a reduction of the liability and to be amortized over the 12 months. A total of $242,700 was paid for commissions and shown as a reduction of the debt and is being amortized over 12 months or the length of the debt. A total of $223,750 (two months and 5 days) has been amortized for these items for the period ended September 30, 2005.

The convertible debentures are convertible into shares of the Company’s common stock at $1.117 per share. Interest in the amount of $ 26,767 has been charged to interest expense during the quarter ended September 30, 2005.

aeroTelesis, Inc.
Notes to Financial Statements
September 30, 2005
(Unaudited)

Note 6 - Commitment and Contingencies

The Company filed suit in Los Angeles County against its former CEO and Director, Jagan Narayanan, on January 13, 2005, alleging breach of contract, fraud, breach of fiduciary duty and seeking equitable relief in the form of a declaratory judgment that the Company owes him no salary or any stock options. The Los Angeles County case was Case No. AC084087, filed in Los Angeles Superior Court in Santa Monica, California.

Mr. Narayanan has filed a lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan's case seeks damages and penalties for unpaid wages and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May 2005 that venue was proper in Alameda County (where the defendant lives) so the Company's case has been transferred there. The Alameda County Case is No. HG05-199556 and was filed on February 19, 2005. The cases are now at the discovery stage.

The Company has engaged legal counsel to represent it in these matters and intends to vigorously defend itself against Mr. Narayanan's allegations and to pursue its claim against Mr. Narayanan.

The Company entered into an Agreement of Settlement and Mutual and General Release with a former consultant with the Company. The Company agreed to issue 300,000 options and pay such consultant a fee for a future acquisition of $200,000, payable $50,000 within ten days of the execution of the Agreement, $50,000 no later than March 1, 2006, and $100,000 no later than July 1, 2006.

Note 7 - Subsequent Events

The Company received the second amount of funding of the bridge debenture agreement on October 26, 2005 in the amount of $1,500,000 with a conversion price of $0.506 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

aeroTelesis is a start-up, technology-driven communications company dedicated to offering our customers voice, data and video services. Our targeted application markets include fixed and mobile wireless broadband, and satellite communications.

Our core wireless technology platform is a modulation technique known as Ultra Spectral Modulation(TM) (USM) which we license from Photron Technologies, Ltd under certain license agreements. USM is a technology that we believe significantly increases frequency bandwidth efficiency for wireless applications (such as wireless local loop, cellular, satellite, and others) to produce faster data transmission rates and higher data capacity while requiring significantly less frequency spectrum allocation in comparison to other traditional wireless technologies in the market today. We believe the implementation of this USM technology has far reaching implications for the wireless communications industry. We believe USM holds the promise to deliver high quality broadband-like services through far narrower frequency channels than conventional wireless technologies. Through the frequency efficiency provided by USM, we believe we will be able to reduce the cost of deployment for wireless networks and, therefore, allow us to price its services at more cost competitive rates for its USM users. We believe these cost advantages should enable us to capture a share of customers, especially in developing countries where we believe there are lower penetration rates for communication services and price sensitivity is an important factor to reach a critical mass of users. Currently, Photron in developing a chipset that will be used in the commercialization of products using USM technology. It is anticipated the chipset will be completed by the end of 2006. Once there is a chipset, we anticipate we will begin producing products for sale to customers.

To date, we have not received any revenues from any products using USM technology and we currently have no other sources of revenues. If Photron is unable to develop a chipset, we may not have a product to sell.

In the future, we will attempt to implement both satellite and terrestrial-based wireless broadband services using USM technology upon its commercialization, which is now in the chipset development stage. It is anticipated that the chipset development process will be completed by the end of 2006. In contrast to traditional wireless technologies that we believe rely on conventional modulation methods and broad frequency spectrum requirements, we believe USM represents an original and fundamental shift in modulation technology which can create a new breed of next generation networks.

Formerly known as Pacific Realm, Inc., aeroTelesis was incorporated in Delaware on August 26, 1968 as Continental Convalescent Centers, Inc. and was involved in the health care industry. We subsequently changed our name to Century Convalescent Centers, Inc., National Health Services, Inc., Carex International, Inc. and Medica USA, Inc. On July 6, 1984, we changed our name to “Pacific Realm, Inc.” when it entered into the gold mining business. Those operations were ultimately unsuccessful and terminated. We were inactive and dormant from 1989 through 2000. During this period, we did not have revenues, operating profits or any identifiable assets attributable to any industry segment. In 2000, we began limited operations and began seeking opportunities to act as a consultant to companies interested in establishing telecom businesses in the Asia-Pacific region as well as in Latin America and other less-developed areas of the world.

In October 2003, we acquired all issued and outstanding shares of Aerotelesis Philippines, Inc., a British Virgin Islands company, in exchange for the issuance of 75,000,000 shares of our common stock to the sole shareholder of AeroTelesis Philippines, Inc., Nations Mobile Networks Ltd., formerly known as Aerotelesis Ltd. As a result of this transaction, AeroTelesis Philippines, Inc. is our wholly-owned subsidiary and Nations now holds approximately 91.86% of the fully diluted outstanding shares of our common stock.

In addition to AeroTelesis Philippines, Inc., we have two other subsidiaries: Aerotelesis IP Networks, Inc. and Aerotelesis Satellite Networks Inc., both are Delaware corporations. These subsidiaries do not have any operations.

Critical Accounting Policies

Loss per Common Share

We have adopted Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” which simplifies the computation of earnings per share requiring the restatement of all prior periods. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Useful Life of Licenses

Our accounting policy relating to the useful life for the two licenses acquired in 2004 for total consideration of $1,000,000 is ten (10) years based upon the term of the licenses in both agreements. Although these licenses provide for renewal for successive five (5) year terms after the initial ten year term, the renewals are not automatic and provide for additional negotiations between the parties to both license agreements.

Our useful life of our ATP License is fifteen years, based upon the time remaining on the franchise granted to its Philippine partner.

Results Of Operations For The Three and Six Months Ended September 30, 2005 Compared To The Three and Six Months Ended September 30, 2004

Revenues

For the three months ended September 30, 2005, we had no revenues compared to revenues of $105,535 for the three months ended September 30, 2004. For the six months ended September 30, 2005, we had revenues of $8,600 compared to revenues of $226,545 for the six months ended September 30, 2004. Our lack of revenues for the three months ended September 30, 2005 and our insubstantial revenues for the six months ended September 30, 2005 are due to the expiration of our telecommunications consulting agreement and our focus on the development of a wireless technology platform by our licensor, Photron Technologies, Ltd.

Expenses

We had expenses of $1,500,788 for the three months ended September 30, 2005 compared to expenses of $293,889 for the three months ended September 30, 2004. This is an increase in expenses by $1,206,899. The increase in expenses from the prior year is primarily due to:

•
an increase in our legal and professional fees by $490,093 primarily associated with option related expense of $416,000 paid to consultants and legal fees of $74,412 for the negotiation and consummation of the standby equity distribution agreement with Cornell Capital Partners, the secured convertible debentures issued to Cornell Capital Partners and Highgate House Funds, Ltd. and related agreements;

•	an increase in our research and development expenses by $550,000 related to the new USM wireless technology; and

•
an increase in our interest expenses by $263,325 primarily due to the amortized amount of the beneficial conversion cost related to the issuance of convertible debentures and associated warrants in the amount of $1,500,000 and other borrowings and financings during the three months ended September 30, 2005.

These expenses were offset by a reversal of option expense by $(121,345) during the three months ended September 30, 2005 primarily due to the cancellation of 900,000 options with an exercise price of $2.00.

We had expenses of $2,254,928 for the six month period ended September 30, 2005 compared to expenses of $577,851 for the six month period ended September 30, 2004. This is an increase in expenses by $1,677,077. The increase in expenses from the prior year is primarily due to our increased expenses during the three months ended September 30, 2005 as described above.

Net Loss

We realized a net loss of $(1,498,603) from operations for the three month period ended September 30, 2005 compared to a net loss of $(188,354) for the three month period ended September 30, 2004. The increase in net loss for the three month period ended September 30, 2005 was due to the lack of revenues for the three month period ended September 30, 2005 and the increase in expenses described above. The net loss per share for the three month period ended September 30, 2005 was $(0.02) per share compared to a net loss per share of nil for the three month period ended September 30, 2004.

We realized a net loss of $(2,243,515) from operations for the six month period ended September 30, 2005 compared to a net loss of $(351,306) for the six month period ended September 30, 2004. The increase in net loss for the six month period ended September 30, 2005 was due to the lack of revenues for the three month period ended September 30, 2005 and insignificant revenues for the first three months of the six months ended September 30, 2005 and the increase in expenses described above. The net loss per share for the six month period ended September 30, 2005 was $(0.03) per share compared to a net loss per share of nil for the six month period ended September 30, 2004.

Liquidity And Capital Resources

As of September 30, 2005, we had negative working capital of $(763,719) consisting of $98,825 in current assets and $862,544 in current liabilities.

Our assets at September 30, 2005 were $4,535,349 compared to assets of $2,798,019 at March 31, 2005. The difference is due to the increase in cash by $86,512 due to our successful convertible debt financing with Cornell Capital Partners and Highgate House Funds, our capitalization of $1,400,000 in deferred offering costs, an increase in our deposits by $200,163, and our acquisition of furniture and equipment during the quarter ended June 30, 2005. At September 30, 2005, our current assets were comprised of cash of approximately $88,425 and accounts receivable from employees of $10,400 associated with the exercise price of employee stock options that were exercised in September 2005. Our assets, in addition to our current assets, consisted of furniture and fixtures of approximately $119,427, net of depreciation, deposits of approximately $218,316 and net licenses of approximately $2,698,781, which consist of three licenses listed under Other Assets. The three licenses are the AeroTelesis Philippines Inc. license for approximately $1,700,000 and two licenses from Photron Technologies Ltd. to utilize and deploy USM-based products and systems for satellite communication services and wireless telephony service in the Philippines. We paid $500,000 in 2004 for each Photron license, respectively. The two Photron licenses are treated as having a useful life of ten years based upon the agreements we have with Photron, which are for ten years with renewal provisions that are not automatic. The useful life of the AeroTelesis Philippines, Inc. license has been set at 15 years which is the term of years remaining on the franchise held by our local partner in the Philippines.

Our total liabilities at September 30, 2005 were $903,480 compared to liabilities at March 31, 2005 of $296,559. The increase in liabilities by $606,921 is primarily due to the increase in our research and development expenses by $550,000, the increase in legal and professional fees of $74,412 and other increased expenses and an increase in net liability of $200,000 in accounts payable to a former consultant.

Total shareholders’ deficit accumulated in the development stage increased from $1,642,274 at March 31, 2005 to $3,885,789 at September 30, 2005. The $2,243,515 increase in deficit is due to the increase in our research and development expenses by $550,000, the increase in legal and professional fees of $74,412 and other increased expenses and an increase in net liability of $200,000 in accounts payable to a former consultant .

On April 29, 2005, we issued 1,080,000 options to purchase shares of our common stock at $1 per share to various employees, consultants and advisors. 380,000 of the options vested on June 1, 2005 and we agreed to accelerate vesting of all remaining options on September 30, 2005. These options were issued at an exercise price of $1.00 per share, the market price of our common stock at the time of their issuance.

On October 18, 2003, we granted 250,000 options at an exercise price of $2.00 to various employees, consultants and advisers. On April 29, 2005, we also issued 900,000 options to purchase shares of our common stock at an exercise price of $2.00 per share to various employees, consultants and advisors. On September 30, 2005, we cancelled 900,000 of the options and accelerated vesting of the 250,000 options previously granted on October 18, 2003.

In July 2005, we issued 300,000 shares of our common stock pursuant to our 2003 Stock Option Plan to our president, Joseph Gutierrez, and offset the aggregate option exercise price of $6,000 against an outstanding account payable to him. In September 2005, we issued an additional 520,000 shares of our common stock pursuant to our 2003 Stock Option Plan.

In July 2005, we issued 7,332 shares of our common stock to certain consultants for services provided to us and recognized an expense of $9,165. Also, during the three months ended September 30, 2005, we issued 79,750 shares of our common stock for cash of $26,500.

On July 25, 2005, we entered into a standby equity distribution agreement with Cornell Capital Partners. Under the standby equity distribution agreement, we may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $100,000,000. The purchase price for our shares is equal to 99% of the offering price, which is defined in the standby equity distribution agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each cash advance is subject to a maximum advance amount of $1,500,000, with no cash advance occurring within seven trading days of a prior advance. On July 25, 2005, Cornell Capital Partners received 1,000,000 shares of common stock issued as a one-time commitment fee under the standby equity distribution agreement. Cornell Capital Partners will be paid a fee equal to 5% of each advance, which will be retained by Cornell Capital Partners from each advance. On July 25, 2005, we also entered into a placement agent agreement with Monitor Capital, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, we paid Monitor Capital, Inc. a one-time placement agent fee of 7,143 restricted shares of common stock equal to approximately $10,000 based on the market price of the stock at the time of issuance.

On July 25, 2005, we also entered into a securities purchase agreement with Cornell Capital Partners and Highgate House Funds, Ltd. Pursuant to the securities purchase agreement, Cornell Capital Partners and Highgate House Funds, Ltd. were obligated to purchase secured convertible debentures from us in the original principal amount of $3,000,000, of which $1,500,000 was funded on July 25, 2005 and $1,500,000 was funded on October 26, 2005. The secured convertible debentures have a 12-month term and accrue annual interest of 10%. The secured convertible debentures may be redeemed by us at any time, in whole or in part. If on the date of redemption, the closing price of our common stock is greater than the conversion price in effect, we shall pay a redemption premium of 20% of the amount redeemed in addition to such redemption. These secured convertible debentures are also convertible at the holder’s option at a conversion price equal to $1.117. The debentures are secured by substantially all our assets.

In connection with the securities purchase agreement we issued a total of four warrants: two warrants to Cornell Capital Partners and two warrants to Highgate House Funds, Ltd. Two of the warrants issued to Cornell Capital Partners and Highgate House Funds, Ltd. are for 150,000 shares of common stock each and have an exercise price equal to $3.00 or as adjusted under the terms of the warrant. The second two warrants issued to Cornell Capital Partners and Highgate House Funds, Ltd. are for 75,000 shares of our common stock each and have an exercise price equal to $4.00 or as adjusted under the terms of the warrant. The warrants expire five years from July 25, 2005.

During the fiscal year ended March 31, 2005, we issued 417,698 shares of our common stock as repayment of our outstanding debt to our majority shareholder, Nations Mobile Networks Ltd. We also issued 79,425 shares of our common stock to unrelated parties who provided services to us. We also issued 25,451 shares of our common stock to an unrelated third party for cash during the fiscal year ended March 31, 2005.

As noted above, we have a working capital deficit with no revenues anticipated for the near term. Management believes that the funds provided by the convertible debenture issuance and the funds that will be available under the standby equity distribution agreement with Cornell Capital Partners will be sufficient to pay operating expenses going forward. However, our ability to use fully the standby equity distribution agreement for our capital needs depends on the maintenance of our stock price, which may fluctuate significantly, and on Cornell Capital Partners’ ability to sell our shares. Cornell Capital Partners is not required to purchase our shares or make an advance if it holds more than 9.9% of our then-outstanding common stock. Cornell Capital Partners is not currently able to sell our shares in significant numbers until we register such shares for resale with the Securities and Exchange Commission. A significant drop in our stock price could affect Cornell Capital Partners’ ability to sell our shares and could cause us to be unable to draw the full amount available under the standby equity distribution agreement if we lack sufficient authorized shares. In order to increase the number of authorized shares, we would need to amend our certificate of incorporation, which requires the approval of our stockholders. We are also limited to a maximum cash advance of $1,500,000 during any seven trading day period, which may affect our liquidity.

Our ability to generate revenues depends on the ability of Photron to develop a marketable product and on our ability to sell such product in sufficient numbers. Photron has developed only a working prototype and our business model is unproven. If Photron is unable to develop a chipset or goes out of business before it does and we are unable to obtain additional financing, we may be unable to continue as a going concern. In addition, our rights to sell chipsets developed by Photron depend on the enforceability of our license with Photron and the validity of its patents. Further, our ability to exclusively market products based on the technology covered by the Photron license depends on our ability to enforce the intellectual property rights granted under the Photron license, which may require significant expense and could be uncertain.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

New Accounting Pronouncements

In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and is not expected to have a material effect on the Company’s financial position or results of its operations.

In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”(SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial position or results of its operations.

In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company’s financial position or results of its operations.

Forward-Looking Statements

Information included or incorporated by reference in this report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,”“will,”“should,”“expect,”“anticipate,”“estimate,”“believe,”“intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis," as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation the factors outlined under "Management's Discussion and Analysis" and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

Item 3. Controls and Procedures.

Based on the evaluation of the Company's disclosure controls and procedures by Mr. Joseph Gutierrez, president and chief financial officer of the Company, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

In August 2005, we were served by the Plaintiff Neil Sloane, along with a former shareholder of ours, with respect to a case brought in the Superior Court, Los Angeles County, California. The Plaintiff is suing the Company and such former shareholder over shares of stock alleged to have been sold by the former shareholder to the Plaintiff in 1988, prior to current management’s involvement with the Company. The Plaintiff is seeking damages of $135,000. Discovery has begun and the Company intends to defend itself vigorously in this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A total of 79,750 shares of stock were issued for cash for a total of $26,500. The Company used the proceeds to pay for operating expenses.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit No.	Description
3.1*	Certificate of Incorporation of aeroTelesis, Inc., composite as amended
3.2*	Amended and Restated Bylaws of aeroTelesis, Inc.
4.1	Registration Rights Agreement dated as of July 25, 2005 between the Company and Cornell Capital Partners, LP (incorporated by reference from Exhibit 99.3 to the Company’s 8-K filed on July 27, 2005)
4.2
Investor Registration Rights Agreement dated as of July 25, 2005 between the Company, Cornell Capital Partners, LP and Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.6 to the Company’s 8-K filed on July 27, 2005)

4.3	Warrant dated as of July 25, 2005 issued to Cornell Capital Partners, LP (incorporated by reference from Exhibit 99.8 to the Company’s 8-K filed on July 27, 2005)
4.4	Warrant dated as of July 25, 2005 issued to Cornell Capital Partners, LP (incorporated by reference from Exhibit 99.9 to the Company’s 8-K filed on July 27, 2005)
4.5	Warrant dated as of July 25, 2005 issued to Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.10 to the Company’s 8-K filed on July 27, 2005)
4.6	Warrant dated as of July 25, 2005 issued to Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.11 to the Company’s 8-K filed on July 27, 2005)
4.7	Secured Convertible Debenture dated as of July 25, 2005 issued to Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.12 to the Company’s 8-K filed on July 27, 2005)
4.8	Convertible Debenture dated as of July 25, 2005 issued to Cornell Capital Partners, LP (incorporated by reference from Exhibit 99.13 to the Company’s 8-K filed on July 27, 2005)
10.1
Standby Equity Distribution Agreement dated as of July 25, 2005 between the Company and Cornell Capital Partners, LP (incorporated by reference from Exhibit 99.1 to the Company’s 8-K filed on July 27, 2005)

10.2
Securities Purchase Agreement dated as of July 25, 2005 between the Company and Cornell Capital Partners, LP and Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.2 to the Company’s 8-K filed on July 27, 2005)

10.3
Security Agreement dated as of July 25, 2005 between the Company, Cornell Capital Partners, LP and Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.4 to the Company’s 8-K filed on July 27, 2005)

10.4
Security Agreement dated as of July 25, 2005 between the Company, Cornell Capital Partners, LP and Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.5 to the Company’s 8-K filed on July 27, 2005)

10.5
Placement Agent Agreement dated as of July 25, 2005 by and among the Company, Cornell Capital Partners, LP and Monitor Capital, Inc. (incorporated by reference from Exhibit 99.7 to the Company’s 8-K filed on July 27, 2005)

10.6
Pledge and Escrow Agreement dated July 25, 2005 among the Company, Cornell Capital Partners, LP, Highgate House Funds, Ltd. and David Gonzalez, Esq. (incorporated by reference from Exhibit 99.14 to the Company’s 8-K filed on July 27, 2005)

10.7	Escrow Agreement dated July 25, 2005 among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq. (incorporated by reference from Exhibit 99.15 to the Company’s 8-K filed on July 27, 2005)
10.8	Escrow Agreement dated July 25, 2005 among the Company and David Gonzalez Esq. (incorporated by reference from Exhibit 99.16 to the Company’s 8-K filed on July 27, 2005)
10.9
Subsidiary Security Agreement dated as of July 25, 2005 between AeroTelesis Phillipines, Inc., Cornell Capital Partners, LP and Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.17 to the Company’s 8-K filed on July 27, 2005)

10.10
Subsidiary Security Agreement dated as of July 25, 2005 between AeroTelesis Satellite Networks, Inc., Cornell Capital Partners, LP and Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.18 to the Company’s 8-K filed on July 27, 2005)

10.11
Subsidiary Security Agreement dated as of July 25, 2005 between AeroTelesis IP Networks, Inc., Cornell Capital Partners, LP and Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.19 to the Company’s 8-K filed on July 27, 2005)

31.1*	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROTELESIS, INC.

November 14, 2005	By:	/s/ Joseph Guitierrez

Joseph Guitierrez President and Chief Financial Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Certificate of Incorporation of aeroTelesis, Inc., composite as amended
3.2*	Amended and Restated Bylaws of aeroTelesis, Inc.
4.1	Registration Rights Agreement dated as of July 25, 2005 between the Company and Cornell Capital Partners, LP (incorporated by reference from Exhibit 99.3 to the Company’s 8-K filed on July 27, 2005)
4.2
Investor Registration Rights Agreement dated as of July 25, 2005 between the Company, Cornell Capital Partners, LP and Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.6 to the Company’s 8-K filed on July 27, 2005)

4.3	Warrant dated as of July 25, 2005 issued to Cornell Capital Partners, LP (incorporated by reference from Exhibit 99.8 to the Company’s 8-K filed on July 27, 2005)
4.4	Warrant dated as of July 25, 2005 issued to Cornell Capital Partners, LP (incorporated by reference from Exhibit 99.9 to the Company’s 8-K filed on July 27, 2005)
4.5	Warrant dated as of July 25, 2005 issued to Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.10 to the Company’s 8-K filed on July 27, 2005)
4.6	Warrant dated as of July 25, 2005 issued to Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.11 to the Company’s 8-K filed on July 27, 2005)
4.7	Secured Convertible Debenture dated as of July 25, 2005 issued to Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.12 to the Company’s 8-K filed on July 27, 2005)
4.8	Convertible Debenture dated as of July 25, 2005 issued to Cornell Capital Partners, LP (incorporated by reference from Exhibit 99.13 to the Company’s 8-K filed on July 27, 2005)
10.1
Standby Equity Distribution Agreement dated as of July 25, 2005 between the Company and Cornell Capital Partners, LP (incorporated by reference from Exhibit 99.1 to the Company’s 8-K filed on July 27, 2005)

10.2
Securities Purchase Agreement dated as of July 25, 2005 between the Company and Cornell Capital Partners, LP and Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.2 to the Company’s 8-K filed on July 27, 2005)

10.3
Security Agreement dated as of July 25, 2005 between the Company, Cornell Capital Partners, LP and Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.4 to the Company’s 8-K filed on July 27, 2005)

10.4
Security Agreement dated as of July 25, 2005 between the Company, Cornell Capital Partners, LP and Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.5 to the Company’s 8-K filed on July 27, 2005)

10.5
Placement Agent Agreement dated as of July 25, 2005 by and among the Company, Cornell Capital Partners, LP and Monitor Capital, Inc. (incorporated by reference from Exhibit 99.7 to the Company’s 8-K filed on July 27, 2005)

10.6
Pledge and Escrow Agreement dated July 25, 2005 among the Company, Cornell Capital Partners, LP, Highgate House Funds, Ltd. and David Gonzalez, Esq. (incorporated by reference from Exhibit 99.14 to the Company’s 8-K filed on July 27, 2005)

10.7	Escrow Agreement dated July 25, 2005 among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq. (incorporated by reference from Exhibit 99.15 to the Company’s 8-K filed on July 27, 2005)
10.8	Escrow Agreement dated July 25, 2005 among the Company and David Gonzalez Esq. (incorporated by reference from Exhibit 99.16 to the Company’s 8-K filed on July 27, 2005)
10.9
Subsidiary Security Agreement dated as of July 25, 2005 between AeroTelesis Phillipines, Inc., Cornell Capital Partners, LP and Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.17 to the Company’s 8-K filed on July 27, 2005)

10.10
Subsidiary Security Agreement dated as of July 25, 2005 between AeroTelesis Satellite Networks, Inc., Cornell Capital Partners, LP and Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.18 to the Company’s 8-K filed on July 27, 2005)

10.11
Subsidiary Security Agreement dated as of July 25, 2005 between AeroTelesis IP Networks, Inc., Cornell Capital Partners, LP and Highgate House Funds, Ltd. (incorporated by reference from Exhibit 99.19 to the Company’s 8-K filed on July 27, 2005)

31.1*	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.