Form 10QSB
period 2005-12-31
AEROTELESIS INC
filed 2006-02-21
CIK 17544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

COMMISSION FILE NUMBER: 0-5014

aeroTelesis, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)
Delaware	95-2554669
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11150 W. Olympic Blvd., Suite 860, Los Angeles, CA 90064

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding as of December 31, 2005
Common stock, $0.00008 par value	88,397,794

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

TABLE OF CONTENTS

FINANCIALS ARE IN MI-200202

1

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

aeroTelesis, Inc.
(A Development Stage Enterprise)
Balance Sheets

	December 31	March 31
	2005	2005
	(Unaudited)
ASSETS

Current Assets:
Cash	$197,024	$1,913
Accounts Receivable	-	3,535
Related Party Receivable	25,000
Other Current Assets	72,397	-
Total Current Assets	294,421	5,448

Fixed Assets:
Furniture & Equipment, net	111,936	75,637

Other Assets:
Deposit	245,100	18,153
Deferred Offering Costs	1,400,000	-
License	2,698,781	2,698,781
Total Other Assets	4,343,881	2,716,934

Total Assets	$4,750,238	$2,798,019

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$240,574	$281,319
Related Party Payable	-	8,600
Convertible Debenture	3,000,000	-
Beneficial Conversion, net of amortization	(1,185,277)	-
Notes Payable	27,419
Current Portion - Long Term Debt	11,841	3,046
Total Current Liabilities	2,094,557	292,965

Long-Term Liabilities
Long Term Debt, Net of Current Portion	38,101	3,594

Total Liabilities	2,132,658	296,559
Commitments and Contigencies	-	-

Stockholders' Equity
Preferred Stock, $.001 par value, 2,000,000 shares	-	-
authorized; none issued and outstanding
Common stock, $.00008 par value, 200,000,000 shares	7,072	6,675
authorized; 88,397,794 and 83,437,701 shares issued and
outstanding
Additional paid-in capital	10,664,053	4,144,559
Stock Subscription Receivable	(24,500)	(7,500)
Accumulated deficit during the development stage	(8,029,045)	(1,642,274)

Total Stockholders' Equity	2,617,580	2,501,460

Total Liabilities and Stockholders' Equity	$4,750,238	$2,798,019

See accompanying note to Financial Statements

2

aeroTelesis, Inc.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)
					Cummulative
					Loss
	Three Months Ended		Nine Months Ended		During the
	December 31	December 31	December 31	December 31	Development
	2005	2004	2005	2004	Stage

Revenues:
Revenue	$-	$93,301	$8,600	$319,846	$478,090

Total revenues	-	93,301	8,600	319,846	478,090

Operating Expenses:
Cost of Revenues	-	7,763	-	13,645	17,349
Legal & Professional Fees	595,138	143,616	1,405,813	416,997	2,566,793
Depreciation	7,492	-	22,319	-	38,917
Research & Development	460,297		1,010,297		1,010,297
Rent	31,325	29,005	96,010	87,192	275,316
Options Expense	1,349,467	-	1,706,697	-	1,706,697
Salaries	1,076,825	86,268	1,177,357	205,926	1,422,673
Interest	545,601	-	814,044	-	825,179
Travel	47,144	1,609	87,214	52,415	399,229
General and Administrative	30,717	98,287	79,183	168,224	248,248

	4,144,006	366,548	6,398,934	944,399	8,510,698

Income (Loss) from operations	(4,144,006)	(273,247)	(6,390,334)	(624,553)	(8,032,608)

Other Income (Expenses)
Other Income	751	-	3,564	-	3,564

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$(4,143,255)	$(273,247)	$(6,386,770)	$(624,553)	$(8,029,044)

Loss per common share	$(0.05)	$(0.00)	$(0.07)	$(0.01)

Weighted average common shares outstanding	87,514,461	83,202,962	85,468,912	81,350,676

 See accompanying note to Financial Statements
3

aeroTelesis, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
			Cummulative
			Loss
	Nine Months Ended		During the
	December 31	December 31	Development
	2005	2004	Stage

Cash Flows from Operating Activities:
Net Loss	$(6,386,770)	$(624,553)	$(8,029,044)
Adjustments to Reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	22,319	17,525	38,917
Stock Issued for Services	1,621,320	40,000	1,598,918
Value of Options Issued for Services	1,706,697	-	2,063,221
Other Non-Cash Expenses	754,996	67,470	961,858

Changes in operating assets and liabilities:
Accounts Payable and Accrued Expenses	94,875	104,733	403,613
Receivables	3,535	(3,535)	55,000
Inventory	-	(4,383)	-
Related Party Payable	(8,600)	-	-
Related Party Receivable	(25,000)		(25,000)
Other Current Assets	(44,978)	1,463	(26,873)
Deposit	(26,949)	(636)	(45,102)

Net Cash used in Operating Activities	$(2,288,555)	$(401,916)	$(3,004,492)

Cash Flows from Investing Activities:
Capital Expenditures	(58,618)	(47,035)	(113,977)
Licenses	-	-	(86,556)
Net Cash used in Investing Activities	$(58,618)	$(47,035)	$(200,533)

Cash Flows from Financing Activities:
Common Stock Issued for Cash	53,050	440,261	63,548
Stock Subscription Receivable	7,500	-	7,500
Long Term Debt Repayment	(43,302)	-	(44,610)
Convertible Debenture	3,000,000	-	3,000,000
Convertible Debt Issue Costs	(480,450)	-	(480,450)
Revolving Line of Credit Payments	(136,500)		(136,500)
Revolving Line of Credit Advance	141,986	-	992,563

Net Cash provided by Financing Activities	$2,542,284	$440,261	$3,402,051

Net Increase (Decrease) in cash and cash equivalents	195,111	(8,690)	197,026

Cash at beginning of period	$1,913	$10,687	$-

Cash at end of period	$197,024	$1,997	$197,026

Supplemental disclosure:
Total interest paid	$42,100	$-	$47,368
Total taxes paid	$-	$-	$-

Non-Cash Transactions:
Stock Issued for Services	$1,621,320	$40,000	$1,889,665
Stock Issued for Debt	$-	$-	$1,092,139
Long-term Debt used to acquire Equipment	$50,680	$-	$50,680
Deposits	$200,000		$200,000
Deferred Offering Finance Costs	$1,400,000		$1,400,000
Accounts Payable	$57,541		$57,541
Beneficial Conversion	$1,416,783		$1,416,783

See accompanying note to Financial Statements

4

aeroTelesis, Inc.
Notes to Financial Statements
December 31, 2005
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

General

The unaudited interim financial statements of aeroTelesis, Inc. (the “Company”) as of December 31, 2005 and for the three and nine months ended December 31, 2005 and 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2005 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2005, and the results of its operations for the three and nine months ended December 31, 2005 and 2004 and the developmental period, and its cash flows for the nine months ended December 31, 2005 and 2004 and during the developmental period.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of March 31, 2005 and related notes included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

Organization

AeroTelesis, Inc. was incorporated under the laws of the State of Delaware in 1968 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The company has a total of 200,000,000 authorized common shares with a par value of $.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 88,397,794 common shares issued and outstanding and no preferred shares issued and outstanding as of December 31, 2005.

Basis Of Preparation And Presentation

The accompanying financial statements have been prepared to reflect the legal acquisition on October 2, 2003 of aeroTelesis Philippines Inc (“ATP”) by aeroTelesis Inc., formerly Pacific Realm Inc. (“Company”) (the “Acquisition”). The financial statements of the Company give effect to the Acquisition under which the shareholders of ATP exchanged all of their common shares of ATP for common shares of the Company.

Notwithstanding its legal form, the Acquisition has been accounted for as a reverse takeover, as the former shareholders of ATP own in aggregate approximately 90% of the common shares of the Company, and so are now the majority shareholders of the Company. Also, as the Company was a company with nominal net non-monetary assets, the Acquisition has been accounted for as an issuance of stock by the Company accompanied by a recapitalization

aeroTelesis, Inc.
Notes to Financial Statements
December 31, 2005
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Basis Of Preparation And Presentation (Con’t)

Accounting Method

The Company’s financial statements are prepared using generally accepted accounting principles (United States). Revenues are recognized when consulting engagements have been earned and completed and expenses when incurred on the related consulting engagements.

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

NOTE 2 - COMMON STOCK

The company has a total of 200,000,000 authorized common shares, with a par value of $0.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 88,397,794 common shares issued and outstanding and no preferred shares issued and outstanding as of December 31, 2005.

During the quarter ended December 31, 2005, the Company issued the following shares of its common stock:

1) In November of 2005, a total of 2,650,000 shares of stock were issued pursuant to the exercise of options granted under the 2003 Stock Option Plan. Upon the exercise of the options the Company forgave the exercise price of the option totaling $1,404,500 which has been charged against operations.

2) A total of 35,000 shares of stock were issued to a related party and has been recorded as a subscription receivable from a related party.

aeroTelesis, Inc.
Notes to Financial Statements
December 31, 2005
(Unaudited)

NOTE 2 - COMMON STOCK (CON’T)

On April 29, 2005, the Company granted 900,000 stock options at an exercise price of $2.00, to various employees, consultants and advisors. One half of the options vest on March 31, 2006 and the balance vests on March 31, 2007. On September 30, 2005, the Company agreed to cancel the 900,000 of the $2.00 options and to immediately vest the remaining 250,000 options which were granted on October 18, 2003. None of the options cancelled were vested.

The options that were issued to consultants and advisors were valued at $1,706,697 as of December 31, 2005 using the Black-Scholes valuation method and included as an expense to the statement of operations based on the vesting schedule.

The option shares were not included in the computation since they would be anti-dilutive.

NOTE 3 - STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Compensations cost, if any, is measured as the excess of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, amended by SFAS 148, Accounting For Stock-Based Compensation - Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the APB Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

On April 29, 2005, the Company granted 1,080,000 stock options, at an exercise price of $1.00, to various employees, consultants and advisors. The options vest as follows:

Number of Shares	Vesting Date

80,000	June 1, 2005
300,000	January 1, 2006
100,000	March 31, 2006
25,000	June 1, 2006
275,000	January 1, 2007
1,080,000

aeroTelesis, Inc.
Notes to Financial Statements
December 31, 2005
(Unaudited)

NOTE 3 - Stock-Based Compensation (con’t)

If the fair value of the stock options granted to employees during a fiscal year had been recognized as compensation expense on straight-line basis over the vesting period of the grants, stock-based compensation costs would have impacted our net income and earnings per common share for the fiscal periods as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income (Loss) as Reported	$(4,143,255)	$(273,247)	$(6,386,770)	$(624,553)
Deduct: Stock Based Compensation
Costs, Net of Taxes Under SFAS 123	(669,000)	(49,914)	(1,376,568)	(149,742)

Pro Forma Net Income (Loss)	$(4,812,255)	$(238,268)	$(7,763,338)	$(774,295)

Per Share Information:
Basic, as Reported	$(0.05)	$(0.00)	$(0.07)	$(0.00)
Basic, Pro Forma	$(0.05)	$(0.00)	$(0.09)	$(0.00)
Diluted, as Reported	$(0.05)	$(0.00)	$(0.07)	$(0.00)
Diluted, Pro Forma	$(0.05)	$(0.00)	$(0.09)	$(0.00)

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for fiscal periods:

	Three Ended December 31		Six Months Ended December 31
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Estimated Fair Value	$1.03	$1.02	$1.03	$1.02
Expected Life (Years)	2.96	2.96	2.96	2.91
Risk Free Interest Rate	3.82%	3.82%	3.82%	4.08%
Volatility	108%	108%	108%	208%
Dividend Yield	--%	--%	--%	--%

NOTE 4 - LONG TERM DEBT

On October 1, 2004, the Company renewed a loan agreement the Company’s majority stockholder with Nations Mobile Networks, LTD. (“Nations”) for a line of credit up to $1,000,000 for a period of twelve months as a working capital loan. The loan agreement contained an interest provision of 7% to be accrued quarterly. The Company issued warrants (at fair value on the commitment date) to Nations for 1,000,000 shares to be used to convert the debt to common stock at the rate of $3.25 per share. The $3.25 per share represent the fair value of the shares at the date of the loan commitment.

aeroTelesis, Inc.
Notes to Financial Statements
December 31, 2005
(Unaudited)

NOTE 4 - LONG TERM DEBT (CON’T)

In May of 2005 the Company entered into a capital lease for a copier. The payments are $1,204 including sales tax per month for a period of 60 months with a fair market buyout at the end of the lease term. The copies has been capitalized at $50,680 and be depreciated over the term of the lease.

NOTE 5 - CONVERTIBLE DEBT

On May 10, 2005, the Company entered into a bridge debenture agreement, whereby an investor committed to purchase $3,000,000 of convertible debentures from the Company. The agreement included various terms, including the following:

•	$1,500,000 disbursed at closing

•	$1,500,000 disbursed immediately prior to the Company filing a registration statement

•	10% Interest rate

•	12 Month maturity

•	Secured by all assets of the Company

•	Fixed conversion price equal to 75% of the volume weighted average price on the closing day

•	30% Warrant coverage at an exercise price of $3.00, 20% warrant coverage at an exercise price of $4.00

The Company received the initial amount at closing on July 25, 2005. The Company received the second amount of funding of the bridge debenture agreement on October 27, 2005 in the amount of $1,500,000.

The beneficial conversion of the debenture was computed as $755,036.

The warrants were valued at $651,000 and recorded as a part of the debt issue cost as a reduction of the liability and to be amortized over the 12 months. A total of $491,197 was paid for commissions and shown as a reduction of the debt and is being amortized over 12 months or the length of the debt. A total of $712,015 has been amortized for the period ended December 31, 2005.

The convertible debenture are convertible into shares of the Company’s common stock at 75% of the asking price in the OTCBB on the date of conversion. Interest in the amount of $95,753 has been charged to interest expense during the quarter ended December 31, 2005.

aeroTelesis, Inc.
Notes to Financial Statements
December 31, 2005
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

Mr. Narayanan has filed a lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan’s case seeks damages and penalties for unpaid wages and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May, 2005 that venue was proper in Alameda County (where the defendant lives) so the Company’s case has been transferred there. The Alameda County Case is No. HG05-199556 and was filed on February 19, 2005. The cases are now at the discovery stage.

The Company has engaged legal counsel to represent it in these matters and intends to vigorously defend itself against Mr. Narayanan’s allegations and to pursue its claim against Mr. Narayanan.

The Company entered into an Agreement of Settlement and Mutual and General Release with Koko Polosajian a former consultant with the Company. The Company agreed to issue 300,000 options and pay Mr. Polosajian a finder’s fee of $200,000 payable $50,000 within ten days of the execution of the Agreement, $50,000 no later than March 1, 2006, and $100,000 no later than July 1, 2006.

NOTE 7 - SUBSEQUENT EVENTS

In January 2006, the Company reached an agreement to convert the conversion rate to a “floating rate” at the time of conversion and to extend the time to convert to three years rather than one year.

In February 2006, the Company received an additional amount of funding from the investor in the amount of $500,000.

PART I

FINANCIAL INFORMATION

Item 2. Management’s Discussion And Analysis Or Plan Of Operation.

Overview

aeroTelesis is a start-up, technology-driven communications company dedicated to offering our customers voice, data and video services. Our targeted application markets include fixed and mobile wireless broadband, and satellite communications.

Our core wireless technology platform is a modulation technique known as Ultra Spectral Modulation(TM) (USM) which we license from Photron Technologies, Ltd under certain license agreements. USM is a technology that we believe increases frequency bandwidth efficiency for wireless applications (such as wireless local loop, cellular, satellite, and others) to produce what we believe will be faster data transmission rates and higher data capacity while requiring less frequency spectrum allocation in comparison to other traditional wireless technologies in the market today. We believe the implementation of this USM technology has far reaching implications for the wireless communications industry. We believe USM holds the promise to deliver quality broadband-like services through more narrow frequency channels than conventional wireless technologies. Through the frequency efficiency provided by USM, we believe we will be able to reduce the cost of deployment for wireless networks and, therefore, allow us to price services at more cost competitive rates for USM users. We believe these cost advantages should enable us to capture a share of customers, especially in developing countries where we believe there are lower penetration rates for communication services. Currently, Photron is developing a chipset which will be used in the commercialization of products which utilize USM technology. Photron intends to complete the chip set by the end of 2006. Once Photron has a chipset, we will begin producing products for sale to customers using that chipset.

To date, we have not received any revenues from any USM technology and we currently have no other sources of revenues. If Photron is unable to develop a chipset, we may not have a product to sell.

In the future, we will attempt to implement both satellite and terrestrial-based wireless broadband services, using USM technology upon its commercialization. It is anticipated that the chipset development process will be completed by the end of 2006. In contrast to traditional wireless technologies that we believe rely on conventional modulation methods and broad frequency spectrum requirements, we believe USM represents an original and fundamental shift in modulation technology which can create a new breed of next generation networks.

Formerly known as Pacific Realm, Inc., aeroTelesis was incorporated in Delaware on August 26, 1968 as Continental Convalescent Centers, Inc. and was involved in the health care industry. We subsequently changed our name to Century Convalescent Centers, Inc., National Health Services, Inc., Carex International, Inc. and Medica USA, Inc. On July 6, 1984, we changed our name to “Pacific Realm, Inc.” when we entered into the gold mining business. Those operations were ultimately unsuccessful and terminated. We were inactive and dormant from 1989 through 2000. During this period, we did not have revenues, operating profits or any identifiable assets attributable to any industry segment. In 2000, we began limited operations and began seeking opportunities to act as a consultant to companies interested in establishing telecom businesses in the Asia-Pacific region as well as in Latin America and other less-developed areas of the world.

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

Going Concern

As noted above, we have a working capital deficit with no revenues anticipated for the near term. Management believes we will need to raise approximately $ 1,200,000. in order to operate in the next 12 months. As shown in the accompanying financial statements, we have incurred significant losses since inception. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives. We may pursue either debt or equity financing or a combination of both, or order to raise sufficient capital on order to meet our financial requirements over the next twelve months and to fund our business plan. There is no assurance that we will be successful in raising additional funds. Our ability to generate revenues depends in part on the ability of Photron to develop a marketable product and on our ability to sell such product in sufficient numbers. Photron has developed only a working prototype and our business model is unproven. If Photron is unable to develop a chipset or goes out of business before it does and we are unable to obtain additional financing, we may be unable to continue as a going concern. In addition, our rights to sell chipsets developed by Photron depend on the enforceability of our license with Photron and the validity of its patents. Further, our ability to exclusively market products based on the technology covered by the Photron license depends on our ability to enforce the intellectual property rights granted under the Photron license, which may require significant expense and could be uncertain.

Results Of Operations For The Three and Nine Months Ended December 31, 2005 Compared To The Three and Nine Months Ended December 31, 2004

Revenues

For the three months ended December 31, 2005, we had no revenues compared to revenues of $93,301 for three months ended December 31, 2004. For the nine months ended December 31, 2005, we had revenues of $8,600 compared to revenues of $319,846 for the nine months ended December 31, 2004. Our lack of revenues for the three months ended December 31, 2005 and our insubstantial revenues for the nine months ended December 31, 2005 is due to the expiration of our telecommunications consulting agreement and our focus on the development of a wireless technology platform by our licensor, Photron Technologies, Ltd.

Expenses

We had expenses of $4,144,006 for the three months ended December 31, 2005 compared to expenses of $366,548 for the three months ended December 31, 2004. This is an increase in expenses by $3,777,458. The increase in expenses from the prior year is primarily due to:

•	an increase in our legal and professional fees by $451,522 primarily associated with option related expense of 397,500;

•	an increase in our research and development expenses by $460,297 related to USM wireless technology; and

•	an increase in our interest expenses of $ 545,601 primarily due to the amortized amount of the beneficial conversion cost related to the issuance of convertible debentures.

We had expenses of $6,398,934 for the nine month period ended December 31, 2005 compared to expenses of $944,399 for the nine month period ended December 31, 2004. This is an increase in expenses by $5,454,535. The increase in expenses from the prior year is primarily due to our increased expenses during the three months ended December 31, 2005 as described above.

Net Loss

We realized a net loss of $(4,143,255) from operations for the three month period ended December 31, 2005 compared to a net loss of $(273,247) for the three month period ended December 31, 2004. The increase in net loss for the three month period ended December 31, 2005 was due to the lack of revenues for the three month period ended December 31, 2005 and the increase in expenses described above. The net loss per share for the three month period ended December 31, 2005 was $(0.05) per share compared to a net loss per share of $(0) for the three month period ended December 31, 2004.

We realized a net loss of $(6,386,770) from operations for the nine month period ended December 31, 2005 compared to a net loss of $(624,553) for the nine month period ended December 31, 2004. The increase in net loss for the nine month period ended December 31, 2005 was due to the lack of revenues for the three month period ended December 31, 2005 and insignificant revenues for the first three months of the nine months ended December 31, 2005 and the increase in expenses described above. The net loss per share for the nine month period ended December 31, 2005 was $(0.07) per share compared to a net loss per share of $(.01) for the nine month period ended December 31, 2004.

Liquidity And Capital Resources

As of December 31, 2005, we had negative working capital of $(1,800,136) consisting of $294,421 in current assets and $2,094,557 current liabilities.

Our assets December 31, 2005 were $4,750,238 compared to total assets of $2,798,019 at March 31, 2005. The difference is due to the increase in cash due to convertible debt financing with Cornell Capital Partners capitalization of $1,400,000 in deferred offering costs, an increase in our deposits by $226,347. At December 31, 2005, our current assets were comprised of cash of approximately $197,024. Our assets, in addition to our current assets, consisted of furniture and fixtures of approximately $111,936, net of depreciation, deposits of approximately $245,100 and net licenses of approximately $2,698,781, which consists of three licenses listed under Other Assets. The three licenses are the AeroTelesis Philippines Inc. license for approximately $1,700,000 and two licenses from Photron Technologies Ltd. to utilize and deploy USM-based products and systems for satellite communication services and wireless telephony service in the Philippines. We paid $500,000 in 2004 for each Photron license, respectively. The two Photron licenses are treated as having a useful life of ten years based upon the agreements we have with Photron which are for ten years with renewal provisions that are not automatic. The useful life of the AeroTelesis Philippines, Inc. license has been set at 15 years which is the term of years remaining on the franchise held by our local partner in the Philippines.

Our total liabilities at December 31, 2005 were $2,132,658 compared to liabilities at March 31, 2005 of $296,559. This is an increase of total liabilities of $1,836,099. The increase in liabilities from the prior year is primarily due to an increase in net liability related to the issuance of the convertible debentures in the amount of $3,000,000 and discounts of $1,185,277.

Total shareholders’ deficit accumulated in the development stage increased from $1,642,274 at March 31, 2005 to $8,029,045 at December 31, 2005. The increase in deficit of $6,386,771 is due primarily to the net loss of $6,386,771 incurred for the nine month period ended December 31, 2005.

On October 18, 2005, we issued 35,000 shares of our common stock at $1.00 per share price as a loan to Nations Mobile Networks, Ltd.

On November 17, 2005, we granted options to employees and consultants to purchase 2,650,000 shares of our stock at $.53 per share (which vested immediately). In addition, we granted options to an employee and a consultant to purchase 200,000 shares of our common stock at $1.00 per share (which vests 100,000 shares on January 6, 2006 and 100,000 shares on January 6, 2007). The fair value of the 1,400,000 options granted to consultants ($916,000) has been included in options expense during the three months ended December 31, 2005.

On November 17, 2005, we allowed the exercise of the 2,650,000 options and forgave the exercise price of the option ($1,404,500) which has been included ($397,500) in legal and professional fees and ($1,007,000) in salaries during the three months ended December 31, 2005.

On February 8, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners and Highgate House Funds, Ltd. whereby we agreed to amend and restate the secured convertible debentures we previously issued to Cornell Capital Partners and Highgate House Funds, Ltd. Under the Securities Purchase Agreement, the parties agreed to issue to Cornell Capital Partners and Highgate House Funds, Ltd. secured convertible debentures in the principal amount of $3,500,000. Prior to entering into the Securities Purchase Agreement, we issued secured convertible debentures to Cornell Capital Partners and Highgate House Funds in the principal aggregate amount equal to $3,000,000 which was funded on July 25, 2005. Pursuant to the Securities Purchase Agreement, Cornell Capital Partners provided us an additional $500,000 in secured convertible debentures. The $3,000,000 in secured convertible debentures and the additional $500,000 in secured convertible debentures were consolidated into new secured convertible debentures along with the accrued and unpaid interest. The secured convertible debentures have a 36-month term and accrue annual interest of 10%. The secured convertible debentures may be redeemed by us at any time, in whole or in part. We will pay a redemption premium of 20% of the amount redeemed in addition to the principle amount being redeemed plus interest. The secured convertible debentures are convertible at the holder’s option at a conversion price equal to 80% of the lowest volume weighted average price of our common stock for the 5 trading days immediately proceeding the conversion date. The debenture is secured by substantially all our assets.

In connection with the Securities Purchase Agreement we issued Cornell Capital Partners three warrants, each of which is exercisable for a period of five years. The first warrant allows Cornell Capital Partners to purchase 500,000 shares of our common stock at an exercise price of $1.00. The second warrant allows Cornell Capital Partners to purchase 700,000 shares of our common stock at an exercise price of $0.75. The third warrant allows Cornell Capital Partners to purchase 1,000,000 shares of our common stock at an exercise price of $0.50.

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

Item 3. Controls and Procedures.

(a) Mr. Joseph Gutierrez, President and Principal Accounting Officer of the Company, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered of this quarterly report, has concluded that as of such date the Company’s disclosure controls and procedures are adequate and effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and accumulated and communicated to the Company’s management, including it’s President and principal accounting officer to allow timely decisions regarding timely disclosure.

(b) In connection with the evaluation of the Company’s internal controls during it’s last fiscal quarter, the Company’s President and Principal Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially effect the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings.

aeroTelesis vs. Jagan Narayanan. The Company filed suit in Los Angeles County against its former CEO and Director, Jagan Narayanan, on January 13, 2005, alleging breach of contract, fraud, breach if fiduciary duty and seeking equitable relief in the form of a declaratory judgment that the Company owes him no salary or any stock options. The Los Angeles County case was Case No. AC084087, filed in Los Angeles Superior Court in Santa Monica, California.

Mr. Narayanan has filed a lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan’s case seeks damages and penalties of $70,000 for unpaid wages and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May 2005 that venue was proper in Alameda County (where the defendant lives) so the Company’s case has been transferred there. The Alameda County Case is No. HG05-199556 and was filed on February 19, 2005. Trial in this matter has not yet been scheduled.

Neil Sloane v. aeroTelsis and William H.B. Chan. Los Angeles Superior Court Case No. BC337219. Plaintiff Neil Sloane is seeking damages of $135,000 and has alleged causes of action for declaratory and injunctive relief, conversion, conspiracy and negligence against AeroTelsis, Inc., and William H.B. Chan, contending that aeroTelsis, Inc., has refused to acknowledge Plaintiffs alleged ownership of 60,000 shares of stock in the Company and that William H.B. Chan has converted Plaintiff’s 60,000 shares to Chan’s personal possession for his personal benefit. aeroTelesis, Inc., has denied any wrongdoing. Trial in this mater is scheduled for April 24, 2006.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

A total of 35,000 shares of stock was issued at a cash price of $1.00 per share for a total of $35,000 as a loan to Nations Mobile Networks, Ltd.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits And Reports On Form 8-K.

a) Exhibits

Exhibit No.	Description
4.1	Amended and Restated Investor Registration Rights Agreement dated as of February 8, 2006 between the Company and Cornell Capital Partners, LP	Provided herewith
4.2	Warrant dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Provided herewith
4.3	Warrant dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Provided herewith
4.4	Warrant dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Provided herewith
4.5	Amended and Restated Secured Convertible Debenture dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Provided herewith
4.6	Amended and Restated Secured Convertible Debenture dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Provided herewith
4.7	Secured Convertible Debenture dated as of July 25, 2005 issued to Cornell Capital Partners, LP	Provided herewith
10.1	Amended and Restated Securities Purchase Agreement dated as of February 8, 2006 between the Company and Cornell Capital Partners, LP	Provided herewith
10.2	Amended and Restated Security Agreement dated as of February 8, 2006 between the Company and Cornell Capital Partners, LP	Provided herewith
10.4	Amended and Restated Pledge and Escrow Agreement dated February 8, 2006 among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq.	Provided herewith
10.5	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis Phillipines, Inc. and Cornell Capital Partners, LP	Provided herewith
10.6	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis Satellite Networks, Inc. and Cornell Capital Partners, LP	Provided herewith
10.7	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis IP Networks, Inc. and Cornell Capital Partners, LP	Provided herewith
10.8	Assignment Agreement dated as of February 8, 2006 between Cornell Capital Partners, LP and Highgate House Funds, Ltd.	Provided herewith
31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.	Provided herewith
31.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Provided herewith

b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROTELESIS, INC.

February 21, 2006	/s/ Joseph Gutierrez
Joseph Gutierrez
President and Chief Financial Officer (Principal Executive and Financial Officer)

Exhibit No.	Description
4.1	Amended and Restated Investor Registration Rights Agreement dated as of February 8, 2006 between the Company and Cornell Capital Partners, LP	Provided herewith
4.2	Warrant dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Provided herewith
4.3	Warrant dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Provided herewith
4.4	Warrant dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Provided herewith
4.5	Amended and Restated Secured Convertible Debenture dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Provided herewith
4.6	Amended and Restated Secured Convertible Debenture dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Provided herewith
4.7	Secured Convertible Debenture dated as of July 25, 2005 issued to Cornell Capital Partners, LP	Provided herewith
10.1	Amended and Restated Securities Purchase Agreement dated as of February 8, 2006 between the Company and Cornell Capital Partners, LP	Provided herewith
10.2	Amended and Restated Security Agreement dated as of February 8, 2006 between the Company and Cornell Capital Partners, LP	Provided herewith
10.4	Amended and Restated Pledge and Escrow Agreement dated February 8, 2006 among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq.	Provided herewith
10.5	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis Phillipines, Inc. and Cornell Capital Partners, LP	Provided herewith
10.6	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis Satellite Networks, Inc. and Cornell Capital Partners, LP	Provided herewith
10.7	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis IP Networks, Inc. and Cornell Capital Partners, LP	Provided herewith
10.8	Assignment Agreement dated as of February 8, 2006 between Cornell Capital Partners, LP and Highgate House Funds, Ltd.	Provided herewith
31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.	Provided herewith
31.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Provided herewith