Form 10KSB
period 2006-03-31
AEROTELESIS INC
filed 2006-07-17
CIK 17544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 0-5014

AEROTELESIS, INC.
(Name of Small Business Issuer in its charter)

Delaware	95-2554669
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

11150 West Olympic Boulevard, Suite 860, Los Angeles, CA 90064
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number:	(310) 235-1727.

Securities registered pursuant to Section 12(b) of the Act:	None.

Name of each exchange on which registered:	None.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock.

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, as amended, during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐

State Issuer’s Revenues for its most recent fiscal year: $8,600.00.

The number of shares outstanding of the Company’s $.00008 Par Value Common Stock, as of March 31, 2006, was 88,397,794. The aggregate number of shares of the voting stock held by non-affiliates on March 31, 2006 was 9,654,787.

i

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) our future financing plans and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

aeroTelesis Inc. (“aeroTelesis” or “Company”) is an emerging technology-driven service provider that will potentially enable satellite and wireless companies to maximize their bandwidth utilization. aeroTelesis’ technology partner, Photron™ Technologies Ltd. (“Photron™”) is the developer of a proprietary technology platform called Ultra Spectral Modulation (“USMTM”). USMTM is a proprietary modulation technique that increases spectral efficiency in satellite and wireless applications. aeroTelesis has the exclusive license from Photron™ to distribute USM-related products and services. Upon the completion of the development of USM, aeroTelesis intends to offer USM-related products and services to major satellite operators, system integrators and wireless service providers on a global basis.

aeroTelesis is a Delaware corporation and is currently trading on the OTCBB under the symbol AOTL.OB.

Organizational History

The Company was incorporated in Delaware on August 26, 1968 and until 1989 was involved in a number of different businesses. Those operations were ultimately unsuccessful and terminated. The Company was inactive and dormant from 1989 through 2000. During this period, the Company did not have revenues, operating profits or any identifiable assets attributable to any industry segment. In 2000, the Company began limited operations and began seeking opportunities to act as a consultant to companies interested in establishing telecom businesses in the Asia-Pacific region.

In October 2003, the Company acquired all issued and outstanding shares of Aerotelesis Philippines, Inc. (“ATP”), a British Virgin Islands company, in exchange for the issuance of 75,000,000 shares of the Company’s common stock to the sole shareholder of ATP, Nations Mobile Networks Ltd. (“Nations”), formerly known as Aerotelesis Ltd. (“ATL”). As a result of this transaction, ATP became a wholly-owned subsidiary of the Company. Nations holds approximately 83.85% of the fully diluted outstanding shares of common stock of the Company.

In addition to ATP, the Company has two other subsidiaries: Aerotelesis IP Networks, Inc. and Aerotelesis Satellite Networks Inc., both Delaware corporations.

Business Strategy

At the present time, aeroTelesis has streamlined and focused its business model to align it with others in the satellite industry value chain, including satellite operators, system integrators, application developers and equipment manufacturers. The Company’s initial strategy is to offer their exclusively licensed USMTM technology to satellite partners, providing them with a tool that enhances its bandwidth capacity. One of the main goals of aeroTelesis is to provide major satellite operators an ability to lower their ongoing capital expenditures by increasing the utilization of their current bandwidth by a factor of 25 times or more.

The Company intends to attempt to join forces with major satellite operators in some form of partnership whereby aeroTelesis provides the USMTM technology capability and support and the satellite operators provide the satellite capacity, sales, marketing, distribution, installation and customer support for its clients.

USMTM Technology Overview

The Company’s core wireless technology platform is a unique and proprietary modulation technology known as USM™. USMTM is designed to substantially increase bandwidth efficiency. USMTM is distinct and unrelated to existing modulations standards, including those of Global System for Mobile communication (“GSM”) and Code Division Multiple Access (“CDMA”).

In contrast to other traditional wireless technologies that rely on conventional modulation methods and broad frequency spectrum requirements, USMTM represents an original and fundamental shift for wireless technology and the communications industry. Specifically, it is designed to greatly increase spectral efficiencies in wireless applications and provide for high-speed and high-capacity networks at substantially lower costs, relative to existing broadband wireless technologies.

We believe that USMTM is in the development stages of its chipset. Demonstrations have shown that USMTM has the ability to transmit random data at speeds of 5 megabits per second (Mbps) through channels as narrow as 50 KHz in bandwidth. This is equivalent to 100 bits per second per hertz of data transmission speed. Traditional modulation techniques generally transmit data at rates of 1 to 4 bits per second per hertz. In 50 KHz of bandwidth, this would amount to a maximum data rate of a few hundred kilobits per second (Kbps), whereas USMTM is 5 Mbps.

USMTM can be applied in the satellite communication industry. A typical direct broadcast satellite (DBS) operator will utilize geosynchronous satellites with transponders transmitting in the Ku-band frequencies with approximately 24 MHz to 27 MHz of bandwidth. With current technology, a Ku-band transponder with 24 MHz of bandwidth can support up to 8 standard-definition, digital TV channels, each transmitting up to 3 Mbps downstream. Uplink speeds are significantly lower. USMTM technology could provide at least 80 channels per Ku-band transponder, transmitting at least 5 Mbps downstream in channels that are as narrow as 50 KHz wide. This represents a gain of at least ten times (10x) the typical number of channels and a doubling of transmission speeds provided on a Ku-band transponder today.

There are no assurances that the USMTM technology will be successfully commercialized in satellite and terrestrial wireless communications applications, nor can we assure you that USMTM will gain the market acceptance required to generate revenue for the Company.

USMTM Technology Licenses

In May 2006, the Company entered into a term sheet (“2006 License Agreement”) with Photron Technologies, Ltd. (“Photron™”) for licensing of the USMTM technology. Pursuant to the 2006 License Agreement, the Company has the right to acquire the license for USMTM, for each country or region, in perpetuity, for all services to be offered by the Company that use the USMTM technology in such country or region. The cost per country or region to acquire the USMTM license is an up front fee per country or region as well as a percentage of net proceeds generated from revenue generated by the USMTM technology by the Company for that country or region. The 2006 License Agreement gives the Company, along with Nations, the right of first refusal to acquire the USMTM technology in all remaining countries or regions that have not already been secured. Additionally, the 2006 License Agreement confirms that, upon certain payments of cash and stock, the Company shall have the license for North America. Although the 2006 License Agreement is in term sheet form, the Company intends to enter into final binding agreements with PhotronTM.

Through our acquisition of ATP in October 2003, aeroTelesis acquired the rights to deploy USMTM technology in the Philippines for wireless telecommunications services, such as wireless local loop and mobile cellular networks. As a former wholly-owned subsidiary of Nations, the initial exclusive licensee of USM, ATP had been assigned the rights to deploy USMTM technology in the Philippines.

Furthermore, it was negotiated in the acquisition of ATP that aeroTelesis would be given the right of first refusal to make additional acquisitions of telecommunication licenses and/or operations from Nations for the following regions: Southeast Asia, South and Central America, and the Middle East. Any future acquisition would also include the right to utilize and deploy USMTM technology in any country that is directly related to the acquisition.

In February 2004, aeroTelesis established a direct licensing relationship and agreement (the “2004 License Agreement”) with the developer and manufacturer of the USMTM technology, Photron™. Pursuant to the terms and conditions of the 2004 License Agreement, aeroTelesis was granted an exclusive license to utilize and deploy USMTM technology for use in wireless telecommunication services (applicable to all international markets without restrictions), such as wireless local loop and mobile cellular networks. The license to utilize and deploy the USMTM technology for these types of wireless telephony services was exclusive to aeroTelesis and Nations, on a country-by-country basis for each country that aeroTelesis enters and is able to secure the necessary government licenses and rights to deploy wireless telephony services. Upon demonstrating the license rights to Photron™ for each country for each such license obtained, aeroTelesis is obligated to make an entry payment to Photron™ in order to confirm the exclusive USMTM rights for such country. aeroTelesis shall pay Photron for each country/region a total of USD $2.0 to USD $5.0 million in any combination of cash and stock for any future licenses for the exclusive use of USM.

The 2004 License Agreement also provided for Photron™ to exclusively develop and manufacture USM-based satellite network products and systems for aeroTelesis. Such rights are applicable on a country-by-country basis for each country which aeroTelesis enters, provided it secures the necessary licenses and government rights to deploy satellite communication services in the target country and it makes an entry payment to Photron™ to confirm the exclusive USMTM rights for such country.

The 2004 License Agreement is for a ten-year term and may be renewed for successive five (5) year terms, subject to terms and conditions, mutually agreed upon by the parties at the commencement of each new five year term.

In view of the semi-exclusive licensing relationship (for the use of USMTM in wireless telephony services) that aeroTelesis shares only with Nations, the Company and Nations entered into a Non Conflict and Cooperation Agreement (the “NC&C Agreement”) in March 2004. Through the NC&C Agreement, the following principles were established:

•
Nations reaffirmed its granting of a right of first refusal to aeroTelesis to acquire from Nations any wireless network, operation and/or license that Nations is able to secure or establish in Southeast Asia, South and Central America and the Middle East;

•
However, if aeroTelesis declines to acquire the operation or license, then Nations may offer aeroTelesis the opportunity to participate as a minority partner at a percentage to be negotiated at that time;

•	aeroTelesis has the same rights to USMTM technology for the aforementioned territories and can seek to establish strategic partnerships in these territories without being in conflict with Nations;

•
If Nations is able to identify and/or secure wireless telecommunication opportunities in other international territories and can establish a wireless network license to implement services, it may invite aeroTelesis to participate as either the lead or co-developer of the wireless operation; and

•
As aeroTelesis has exclusive license rights from Photron™ for the deployment of USM-based products and systems for use in satellite network services on a country-by-country basis for each country that aeroTelesis secures, Nations can introduce satellite-related opportunities to aeroTelesis; and if a country license or satellite operation can be secured by aeroTelesis, then Nations will be compensated with a participation fee to be negotiated at that time.

USMTM Technology Cooperation & Development

In conjunction with the 2004 License Agreement, on March 9, 2004, aeroTelesis and Photron™ have also entered into a Technology Cooperation and Development Agreement (the “TC&D Agreement”). The primary focus of the TC&D Agreement is technology cooperation and development for USMTM products and systems that aeroTelesis intends to deploy in its target markets under its license from Photron™. As each party has its own areas of expertise, aeroTelesis and Photron™ will work in cooperation and collaboration, as necessary and subject to the specifications and requirements that aeroTelesis needs for its wireless networks, to maximize their skills for the development of future generations of wireless products and systems based on USMTM.

Other principles established in the TC&D Agreement are as follows:

•
As necessary and appropriate, aeroTelesis will participate in technical discussions and offer its suggestions and views on the commercial development of USMTM technology for aeroTelesis’ networks. Photron™ will also encourage and/or request aeroTelesis’ participation as and when it deems it to be appropriate.

•
The areas for technical cooperation and development will include but not be limited to the following: (a) product definition and design; (b) systems integration; (c) identification of new applications and upgrading existing applications; and, (d) identification of new partnerships with other wireless technology companies.

•
aeroTelesis will be available to provide technical advisory/consulting services for Photron™ with respect to the development of USMTM networks and assisting to make it into a new wireless standard, in the same manner that GSM and CDMA are known as predominant standards in the industry today. Such technical advisory/consulting services include, but are not limited to, the following activities: (a) technology validation; (b) technology analysis and reviews; and, (c) academic research studies.

Marketing/Growth Strategy

At the present time, we have streamlined and focused its business model to align it with others in the satellite industry value chain including satellite operators, system integrators, application developers and equipment manufacturers. Our initial strategy is to offer our exclusively licensed USMTM technology to satellite partners, providing them with a tool that enhances their bandwidth capacity. One of the main goals of aeroTelesis is to provide major satellite operators an ability to lower their ongoing capital expenditures by increasing the utilization of their current bandwidth. We expect USMTM will enable satellite operators to provide more data, voice and video content to their clients given their current bandwidth capacity.

We intend to attempt to join forces with major satellite operators in some form of partnership whereby aeroTelesis provides the USMTM technology capability and support and the satellite operators provide the satellite capacity, sales, marketing, distribution, installation and customer support for its clients.

Competition

We are a development stage enterprise and currently do not have any competitors. Upon commercialization of USMTM, we will potentially compete with existing and future technology companies that enhance bandwidth utilization and other providers of chip set solutions for wireless and broadband applications.

Trademarks

We filed an application with the United States Patent Trademark Office (“USPTO”) for the name aeroTelesis, Inc. The application is currently in the registration process and we have not yet received a final answer from the USPTO.

Employees And Consultants

As of March 31, 2006, we had seven full-time (7) employees with the following breakdown: one (1) in finance and corporate administration; one (1) business development; one (1) in network operations; two (2) in graphic design and two (2) administrative assistants.

We also had four (4) consultants on a part-time basis with the following breakdown: one (1) in corporate finance; one (1) in corporate communications/investor relations; and two (2) in corporate development.

None of our employees are covered by a collective bargaining agreement and we have never experienced any strike or work stoppage. We believe that our relations with our employees and consultants to be good.

RISK FACTORS

Risks Related To Our Business

We Are An Early-Stage Company With An Unproven Business Model, A New And Unproven Technology And A Short Operating History, Which Makes It Difficult To Evaluate Our Current Business And Future Prospects

We have only a limited operating history upon which to base an evaluation of our current business and future prospects and we have yet to commercialize our technology. We were inactive and dormant from 1989 to 2000, during which it did not have any revenues, operating profits or any identifiable assets attributable to any industry segment. In 2000, we began limited operations and began seeking opportunities to consult to companies interested in establishing telecom businesses in the Asia-Pacific region. Our securities resumed trading in July 2003 and we completed a reverse merger in October 2003. Our limited operating history makes an evaluation of our business and prospects very difficult or impossible. There are certain risks and difficulties we encounter as an early-stage company in the rapidly evolving market of satellite and terrestrial wireless broadband communications. These risks and difficulties include, but are not limited to, the following:

•	our new and unproven business model and technology;

•	a limited number of future anticipated product and service offerings and risks associated with deploying new product and service offerings;

•	the difficulties we face in managing rapid growth in personnel and operations;

•	the response by customers and strategic partners to our future anticipated products and services;

•	the timing and success of future anticipated new product and service introductions and new technologies by our competitors; and,

•	our ability to build brand awareness in a highly competitive market.

We may not be able to successfully address any of these risks or others. Failure to adequately do so could seriously harm our business and cause our operating results to suffer.

We Have Been The Subject Of A Going Concern Opinion From Our Independent Auditors, Raising A Substantial Doubt About Our Ability To Continue As A Going Concern

Our auditors included an explanatory paragraph in connection with our 2006 audited financial statements stating that we have incurred a working capital deficiency of $250,051 at March 31, 2006, and there is substantial doubt about our ability to continue as a going concern. These factors, along with others, may indicate that we will be unable to continue as a going concern for a period of twelve months or less. We will have to raise additional funds to meet our current obligations and to cover operating expenses through the year ending March 31, 2007. If we are not successful in raising additional capital we may not be able to continue as a going concern for a period of twelve months or less.

We Expect To Incur Significant Operating Losses In The Future, Which May Adversely Impact Our Business

Our business is not currently profitable and has generated nominal revenues over the past few years and we may not be profitable in the future or be able to generate any significant revenues. In addition, we expect our operating expenses to increase in the future as we, among other things:

•	hire additional personnel, including sales and marketing personnel, engineers and other technical staff;

•	hire senior executives and members of our senior management team;

•	expand the number of locations around the world where we plan to conduct business;

•	increase our research and development efforts; and

•	upgrade our operational and financial systems, procedures and controls.

If our revenue does not grow to offset these expected increased expenses, we will not be profitable. You should not consider past revenue and earnings as indicative of our future performance. In future quarters, our revenue or earnings could decline or fail to grow. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

We Will Require Additional Capital To Support Business Growth, If This Capital Might Not Be Available Or Not Available On Terms Satisfactory To Us, We May Be Forced To Cease Operations

As of March 31, 2006, our primary business goal requires expenditures of approximately $400,000 to $500,000 per quarter. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue may be sold below the market price and could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, or obtain it at all, our ability to continue to support our business will be significantly limited and we may be forced to curtail or cease operations.

We May Not Be Able To Successfully Implement Our Business Strategy, Which Is Subject To A Number Of Factors That We May Not Be Able To Control

If we do not successfully deploy USMTM products and services, our revenues will be adversely affected. The USMTM technology has been demonstrated in computer simulations and, more recently, in hardware with third party assessment; and management believes that USMTM can be implemented on a large-scale basis for satellite communications as well as terrestrial wireless broadband voice and data networks. However, there is no assurance that USMTM can be rolled-out in a commercially feasible manner in any of these or any of our other anticipated applications. In particular, the success of USMTM technology depends on the following factors, among others:

•	our capacity to handle growing demands for faster transmission of increasing amounts of data and voice;

•	our cost-effectiveness and performance compared to other broadband technologies;

•	our reliability and security;

•	our suitability for a sufficient number of geographic regions;

•	the availability of sufficient frequencies and site locations for carriers to deploy and install products at commercially reasonable rates; and

•	safety and environmental concerns regarding wireless broadband transmissions.

Further, new technological innovations, such as USMTM, generally require a substantial investment before they are commercially viable. Subject to the availability of capital, we intend to make substantial investments in developing and deploying USMTM products and services, but we cannot assure you that we have the resources to fully implement our business plan.

If we fail in our efforts to commercially deploy our USMTM products and services, we will be unable to generate meaningful revenues.

Rapid Technological Change May Have An Adverse Effect On The Market Acceptance Of Our Products And Services

The markets for our products and the technologies utilized in the industries in which we intend to operate evolve rapidly. In addition to the proprietary USMTM technology, we rely on other key technologies, including wireless LAN, wireless packet data, time division multiplexing, modem and radio technologies and other technologies. USMTM and the technologies upon which we rely may be replaced with alternative technologies or may otherwise not achieve the wide acceptance that we are seeking. In particular, there is substantial risk that the USMTM technology may not achieve market acceptance for use in satellite and terrestrial wireless communication applications. Market changes could render our products and technologies obsolete or subject them to intense competition by alternative products or technologies or by improvements in existing products or technologies. The market for USMTM technology may stop growing as a result of the increased deployment of alternative technologies, such as DSL, cable modem, fiber optic, coaxial cable, satellite systems, third-generation mobile systems, broadband wireless solutions or otherwise. Also, new or enhanced products and services developed by other companies may be technologically superior to our products and services and render them obsolete. As a result, our revenues would be adversely affected.

If Our Technology Is Not Widely Accepted Or If Such Acceptance Is Delayed, Our Operating Results Will Be Severely Harmed

We will eventually focus our business primarily on the commercial deployment of USMTM technology for wireless telecommunications applications. Other digital wireless communications technologies, particularly CDMA and GSM technologies, have been more widely deployed than USMTM technology. In addition, if future commercial deployments of USMTM systems are not commercially successful, or if future commercial deployments of USMTM systems are delayed or unsuccessful, our business and financial results may be harmed. Our business could also be harmed if network service providers deploy competing technologies.

We may incur lower operating margins on USMTM-based products than on products using alternative technologies due to the lack of economies of scale as USMTM-based products gain market acceptance, lack of product improvements or other factors. If there are unforeseen delays or setbacks by the USMTM handset and infrastructure manufacturers, the deployment of USMTM technology could be negatively affected, and our business and financial conditions could suffer.

We Rely On The Services Of Key Personnel, Whose Knowledge Of Our Business And Technical Expertise Would Be Difficult To Replace

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success depends on our retention of these key employees. None of our key technical or senior management personnel or key consultants is bound by any agreement, including any employment agreements, and as a result, any of these employees and contracted consultants could leave with little or no prior notice. If we lose any of our key technical and senior management personnel, our business could be seriously harmed. We do not have “key person” life insurance policies covering any of our employees.

We Do Not Have An Adequate History With Our Business Model To Predict Underlying Assumptions In Our Business Model And The Impact This Will Have On Our Revenue Or Operating Results

We have limited data with respect to the market’s future potential adoption of USMTM technology, products and services, so we cannot accurately predict revenue. Our future revenue may decline or fluctuate as a result of a number of factors, including acceptance of our technology, products and services and our ability to continue operations and spending levels. If we do not generate revenue from our technology, products or services, our business will suffer.

Our future success also depends in part on a sophisticated and costly sales effort targeted at senior management of wireless communications, telecommunications and satellite companies and at large, often government-related, organizations. If these efforts are not successful, our business may suffer.

We Depend On A Network Of Business Relationships For The Successful Implementation Of Our Business Strategy, And If This Network Is No Longer Available, Our Business Operations Would Be Impaired

We would be adversely affected by the loss of one or more business relationships upon which we depend for the successful implementation of our business strategy. In addition, if we fail to commercially deploy our USMTM products and services, our ability to generate revenues from our business will be greatly impaired. Such business relationships include domestic and international strategic partners, equipment manufacturers and vendors, and other key suppliers and customers. There can be no assurance that our business relationships will be sustainable throughout the life of the Company.

The Markets In Which We Intend to Participate Are Intensely Competitive, And If We Do Not Compete Effectively, Our Operating Results Could Be Harmed

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

We face competition from larger and more established competitors with access to greater financial resources. Many of our potential competitors enjoy substantial competitive advantages, such as:

•	greater name recognition, longer operating histories and larger marketing budgets and resources;

•	established marketing relationships and access to larger customer bases;

•	substantially greater financial, technical and other resources; and,

•	major distribution agreements with strategic partners, system integrators and resellers.

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

Any Failure To Protect Our Intellectual Property Rights Could Impair Our Ability To Implement Our Business

Intellectual property is critical to our success, and if we or our licensor, Photron™, fail to protect the USMTM intellectual property rights adequately, our competitors might gain access to the technology. We rely upon trade secret, licensing trademark and copyright laws in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology. Any of the USMTM intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We currently have no issued patents and may be unable to obtain patent protection in the future. In addition, if any patents are issued in the future, they may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our technology, products and services are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating the USMTM intellectual property. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

In addition, the USMTM technology that we will deploy for wireless services is based on a technology license from Photron™. While we believe that we have exclusive license rights for USMTM technology applications in satellite network services and a shared exclusive license arrangement with Nations for wireless telephony, we cannot assure you that Photron™’s intellectual property rights will be enforceable or that Photron™ has not previously licensed this technology to other third parties. Any defects regarding our license rights to the USMTM technology patent or the patent itself would significantly affect our ability to generate revenues.

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

Compliance With Changing Regulation Of Corporate Governance And Public Disclosure May Result In Additional Expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission (the “SEC”) regulations, are creating uncertainty for publicly traded companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all necessary resources to comply with evolving standards, but this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities, which could harm our operating results and business prospects.

We May Be Sued By Third Parties For Alleged Infringement Of Their Proprietary Rights, And This May Force Us To Discontinue Operations

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

Also, other companies may claim to own patents essential to various proposed USMTM standards. If we are required to obtain additional licenses and/or pay royalties to one or more patent holders, this could have a material adverse effect on the commercial implementation of USMTM technology, products and services, and our overall profitability.

The Satellite And Terrestrial Wireless Communications Services Industry Is Heavily Regulated, Both In The U.S. And Elsewhere, And Such Regulation Could Impede Us From Executing Our Business Plan

We are not currently an operating company, but once we will become operations, we will be subject to the regulatory authority of the U.S. government, primarily the FCC, and the national communications authorities of all countries in which we operate. We may need to obtain regulatory approval for the operation of any of our future services and the licenses obtained may impose operational restrictions on us, which could affect the utilization of our technology, products and services. Our business, financial condition and results of operations could be materially adversely affected as a result.

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

Risks Related To Our Relationship With Nations, Our Controlling Stockholder

Due To Its Controlling Interest, Nations Controls The Outcome Of Stockholder Votes And Therefore Other Shareholders Will Not Be Able to Direct Our Company

The majority of our stock, and thus the voting control of the Company, is held by a single shareholder. Nations owns 83.85% of our fully diluted common stock. As long as Nations has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Nations will be in a position to continue to control all matters affecting us, including:

•	a change of control, including a merger;

•	our acquisition or disposition of assets;

•	our future issuances of common stock or other securities;

•	our incurrence of debt; and

•	our payment of dividends on our common stock.

Nations’ ability to control us may result in our common stock trading at a price lower than the price at which it would trade if Nations did not have a controlling interest in us. Such concentration of ownership would also have an impact any potential changes in control of the Company, either by preventing or delaying such change in control.

Risks Related To Our Common Stock

Our Stock Price Is Volatile Due To Various Factors, Including Limited Market Liquidity Of Our Common Stock

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be volatile for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are thinly traded. Furthermore, we have relatively few common shares outstanding in the public float, since approximately 83.85% (77,543,807) of our shares (diluted by stock options and debt conversion) are restricted stock held by less than twenty shareholders. The trading of relatively small quantities of shares by our shareholders has, and will probably continue to, disproportionately influence the price of our common stock in either direction. For example, the price for our common stock could decline significantly in the event that a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Finally, we will remain subject to a variety of internal and external factors that generally will affect our stock price. Examples of internal factors, which can generally be described as factors that are directly related to our operating performance or financial condition, would include the release of reports by securities analysts and announcements we may make from time-to-time relative to contracts or other arrangements we may enter into, our operating performance, including fluctuations in our operating results, or other business developments specific to us. Examples of external factors, which can generally be described as factors that are unrelated to the operating performance or financial condition of any particular company, include changes in interest rates and worldwide economic and market conditions and trends, as well as changes in industry conditions. Changes in the market price of our common stock may have no connection with our operating results, financial condition or prospects.

We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, or as to what effect, if any, that the availability or sale of our common stock will have on the prevailing market price.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange. Penny stocks are stocks:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system;

•	Nasdaq stocks that trade below $5.00 per share are deemed a “penny stock” for purposes of Section 15(b)(6) of the 1934 Act;

•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

ITEM 2. DESCRIPTION OF PROPERTIES

We presently occupy 3,050 square feet of leased office space at 11150 W. Olympic Blvd., Suite 860, Los Angeles, CA 90064. The lease expires on December 31, 2008 at a monthly rent of $6,405. We anticipate that this office space is sufficient for its operations for the immediate future.

ITEM 3. LEGAL PROCEEDINGS

On January 13, 2005, the Company filed suit in Los Angeles County against its former CEO and Director, Jagan Narayanan, alleging breach of contract, fraud, breach of fiduciary duty and seeking equitable relief in the form of a declaratory judgment that the Company owes him no salary or any stock options.

On February 18, 2005, Mr. Narayanan filed a counter-lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan’s case seeks damages and penalties for unpaid wages and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May 2005 that venue was proper in Alameda Country (where the defendant lives) so the Company’s case has been transferred there. As of March 31, 2006, the Company continues its litigation with Jagan Narayanan.

The Company has engaged legal counsel to represent it in these matters and intends to vigorously defend itself against Mr. Narayanan’s allegations and to pursue its claims against Mr. Narayanan.

Neil Sloane v. aeroTelesis and William H.B. Chan. (Los Angeles Superior Court Case No. BC337219) - Settled May 9, 2006.

In July of 2005, Plaintiff Neil Sloane filed suit against us seeking damages of $135,000 and seeking an action for declaratory and injunctive relief, conversion, conspiracy and negligence against us and William H.B. Chan. The parties settled on March 9, 2006 in Century City, California. The settlement was expensed for the fiscal year ended March 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended March 31, 2006, the Company did not submit any matters to a vote of its shareholders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

In July, 2003, the Company’s common stock began trading on the “pink sheets” and was listed on the Over-The-Counter Bulletin Board (“OTCBB”) in September 2003 under the symbol “PCR.PK”. After the Company’s name change became effective, the Company’s common stock traded under “AOTS” and currently trades under the symbol “AOTL.OB”. As of March 31, 2006, there were 200,000,000 shares of common stock authorized, par value $.00008, of which 88,397,794 are issued and outstanding. Out of these, 9,654,787 were held by non-affiliates. The Company has authorized a total of 2,000,000 shares of preferred stock, par value $.001 per share, and presently has no shares of preferred stock issued and outstanding.

In May 2004, the Company’s Board of Directors approved a two percent (2%) stock dividend on its common stock. The dividend was issued on June 16, 2004.

The following table reflects high and low quarterly bid prices for the fiscal year ended March 31, 2006. This information has been provided to the Company by the National Association of Securities Dealers, Inc. (the “NASD”) and the Internet. These quotations reflect inter-dealer prices, without retail mark-ups or mark-downs or commissions. These quotations may not necessarily reflect actual transactions.

YEAR 2004	High Bid	Low Bid
1st Quarter Ended June 30 (after a 2% stock dividend)	—	—
2nd Quarter Ended September 30	$2.00	$0.25
3rd Quarter Ended December 31	$5.50	$0.31
4th Quarter Ended March 31	$8.50	$4.70

YEAR 2005	High Bid	Low Bid
1st Quarter Ended June 30	$8.25	$4.35
2nd Quarter Ended September 30	$7.10	$2.85
3rd Quarter Ended December 31	$9.00	$3.00
4th Quarter Ended March 31	$4.00	$2.30

YEAR 2006	High Bid	Low Bid
1st Quarter Ended June 30	$3.20	$1.03
2nd Quarter Ended September 30	$1.80	$0.80
3rd Quarter Ended December 31	$1.40	$0.53
4th Quarter Ended March 31	$1.01	$0.20

The Company estimates that as of March 31, 2006, there are approximately 2000 holders of the Company’s common stock.

Dividend Policy

We have not paid any cash dividends to date, and do not anticipate or contemplate paying cash dividends in the foreseeable future.

Recent Sales Of Unregistered Securities

During the past three years, we have sold the following securities without registering the securities under the Securities Act.

2006

On February 8, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners whereby we agreed to amend and restate the secured convertible debentures we previously issued to Cornell Capital Partners and Highgate House Funds, Ltd. Prior to entering into the Securities Purchase Agreement, we issued secured convertible debentures to Cornell Capital Partners and Highgate House Funds in the principal aggregate amount equal to $3,000,000 which was funded on July 25, 2005. On February 8, 2006, Highgate House Funds assigned all of its interests in its debentures to Cornell Capital Partners. Pursuant to the Securities Purchase Agreement of February 8, 2006, Cornell Capital Partners provided us an additional $500,000 in secured convertible debentures which was funded on February 8, 2006. The $3,000,000 in secured convertible debentures and the additional $500,000 in secured convertible debentures were consolidated into new secured convertible debentures along with the accrued and unpaid interest. The secured convertible debentures have a 36-month term and accrue annual interest of 10%. The secured convertible debentures may be redeemed by us at any time, in whole or in part. We will pay a redemption premium of 20% of the amount redeemed in addition to the principle amount being redeemed plus interest. The secured convertible debentures are convertible at the holder’s option at a conversion price equal to 80% of the lowest volume weighted average price of our common stock for the five trading days immediately proceeding the conversion date. The debenture is secured by substantially all our assets.

In connection with the Securities Purchase Agreement, we issued Cornell Capital Partners three warrants, each of which is exercisable for a period of five years. The first warrant allows Cornell Capital Partners to purchase 500,000 shares of our common stock at an exercise price of $1.00. The second warrant allows Cornell Capital Partners to purchase 700,000 shares of our common stock at an exercise price of $0.75. The third warrant allows Cornell Capital Partners to purchase 1,000,000 shares of our common stock at an exercise price of $0.50.

2005

During the year ended March 31, 2005 a total of 417,698 shares of common stock was issued for Nations’ debt conversion. The conversion rate was $1.00 per share for the first 390,761 shares of stock and $3.25 for the 26,937 shares issued. The conversion rate was increased to reflect the fair value of the shares at the renewal date of the revolving line of credit.

During the year ended March 31, 2005, a total of 79,425 shares of stock were issued for legal and other services. The shares were valued at $356,524, which represented the value of the services rendered or the fair value of the stock issued.

In March 2005, a total of 25,451 shares of stock were issued to The Nutmeg Group LLC for $30,000 cash pursuant to a private placement. The proceeds were net of the cost of selling the stock of $1,500.

In May 2005, a total of 25,393 shares of common stock were issued to The Nutmeg Group LLC for $14,550 cash pursuant to a private placement.

In May 2005, a total of 10,000 shares of common stock were issued to Claudia Zaman for services with a total expense recognized of $20,000.

In May 2005, the Company also issued a warrant to Photron™ to purchase 5,000,000 shares of the Company’s common stock at $4 per share. The warrant expires in four years if not exercised sooner. This was subsequently cancelled in July 2005.

On July 27, 2005, a total of 6,713,212 shares of stock were issued in escrow for delivery upon exercise of the convertible debt. These shares are not considered as outstanding at September 30, 2005.

In July 2005, a total of 300,000 shares of common stock was issued to Claudia Zaman pursuant to the 2003 Stock Option Plan. The option price of $.02 per share ($6,000) was used to reduce outstanding payables.

In July 2005, a total of 300,000 share of common stock were issued pursuant to the 2003 Stock Option Plan. The option price of $.02 per share ($6,000) was used to reduce outstanding payables to Joseph Gutierrez, the Company’s President.

In July 2005, a total of 1,000,000 shares of common stock were issued to Cornell Capital Partners as a fee for the Standby Equity Distribution Agreement. The stock was recorded at $1.40 per share and recorded in the other asset section of the balance sheet as a deferred offering cost.

In July 2005, a total of 7,332 shares of common stock was issued to a consultant with a total expense recognized of $9,165.

In September 2005, a total of 520,000 shares of common stock were issued to various employees and consultants pursuant to the 2003 Stock Option Plan. The shares were expensed under legal and professional fees for $416,000, the market price at the time of issuance.

In September 2005, a total of 79,750 shares of common stock were issued to The Nutmeg Group LLC for exercise of warrant for a total of $26,500 pursuant to a private placement.

In November 2005, a total of 2,650,000 shares of common stock were issued pursuant to the exercise of options granted under the 2003 Stock Option Plan. Upon the exercise of the options, we forgave the exercise price of the option totaling $1,404,500 which has been charged against operations.

In December 2005, a total of 35,000 shares of common stock were issued to a related party and has been recorded as a reduction of debt from a related party at $.70 per share.

2004

In March 2004, we issued 200,000 shares of common stock for the license to use the USMTM technology for wireless telephony services and satellite communication services in the Republic of Philippines. These shares were valued at $5.00 ($1,000,000) which represents the fair value at the date of issuance.

On March 31, 2004, we issued 613,832 shares of common stock to Nations to convert the outstanding balance of the advances on the line of credit along with accrued interest to equity. At the time of the $1,000,000 revolving line of credit commitment, the fair value of the Company’s common stock was $1.00, therefore, the conversion rate was $1.00 per share.

On May 25, 2004, we approved a two percent (2%) stock dividend for all shareholders of record as of May 31, 2004 with a mandatory delivery of each shareholder’s old stock certificate to get a new stock certificate, which includes the stock dividend. A total of 1,626,469 shares of common stock were issued, including fractional shares.

Equity Compensation Plan Information

The following table provides information as of March 31, 2006 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	5,000,000	$0.62	7,000,000
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	5,000,000	$0.62	7,000,000

On April 29, 2005 the Company issued 1,230,000 stock options to purchase the Company’s common stock.

In November 2005, a total of 2,650,000 shares of common stock were issued pursuant to the exercise of options granted under the 2003 Stock Option Plan. Upon exercise of the options, the Company forgave the exercise price of the option totaling $1,404,500 which has been charged against operations.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this Form 10-KSB, the words “anticipated”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

The following discussion of the financial condition, changes in financial condition and results of operation of the Company for the fiscal years ended March 31, 2006 and March 31, 2005 should be read in conjunction with the financial statements of the Company and related notes included therein.

Overview

aeroTelesis is a start-up, technology-driven communications company dedicated to offering our customers voice, data and video services. Our targeted application markets include fixed and mobile wireless broadband, and satellite communications.

Our core wireless technology platform is a modulation technique known as USMTM which we license from Photron™ under certain license agreements. USMTM is a technology that we believe increases frequency bandwidth efficiency for wireless applications (such as wireless local loop, cellular, satellite, and others) to produce what we believe will be faster data transmission rates and higher data capacity while requiring less frequency spectrum allocation in comparison to other traditional wireless technologies in the market today. We believe the implementation of this USMTM technology has far reaching implications for the wireless communications industry. We believe USMTM holds the promise to deliver quality broadband-like services through more narrow frequency channels than conventional wireless technologies. Through the frequency efficiency provided by USMTM, we believe we will be able to reduce the cost of deployment for wireless networks and, therefore, allow us to price services at more cost competitive rates for USMTM users. We believe these cost advantages should enable us to capture a share of customers, especially in developing countries where we believe there are lower penetration rates for communication services. Currently, Photron™ is developing a chipset which will be used in the commercialization of products which utilize USMTM technology. Photron™ intends to complete the chip set by the end of 2006. If Photron™ has a chipset, we will begin producing products for sale to customers using that chipset.

To date, we have not received any revenues from any USMTM technology and we currently have no other sources of revenues. If Photron™ is unable to develop a chipset, we may not have a product to sell.

In May 2006, we entered into the 2006 License Agreement with Photron, which is binding term sheet whereby we have the right to acquire the license for USMTM, for each country or region, in perpetuity, for all services to be offered by us that use the USMTM technology in such country or region. The cost per country or region to acquire the USMTM license is an up front fee per country or region as well as a percentage of net proceeds generated from revenue generated by the USMTM technology by the Company for that country or region. The 2006 License Agreement gives us along with Nations, the right of first refusal to acquire the USMTM technology in all remaining countries or regions that have not already been secured. Additionally, the 2006 License Agreement confirms that, upon certain payments of cash and stock, the Company shall have the license for North America.

As of March 2006, we have paid to Photron an amount of $1,260,000 for the license to North America. This fee was expensed for the fiscal year ended March 31, 2006.

In the future, we intend to attempt to implement both satellite and terrestrial-based wireless broadband services, using USMTM technology upon its commercialization. It is anticipated that the chipset development process will be completed by the end of 2006. In contrast to traditional wireless technologies that we believe rely on conventional modulation methods and broad frequency spectrum requirements, we believe USMTM represents an original and fundamental shift in modulation technology which can create a new breed of next generation networks.

Results Of Operations

Results Of Operations For Year Ended March 31, 2006 Compared To The Year Ended March 31, 2005

Revenues

For the year ended March 31, 2006, we had revenues of $8,600, which consisted of consulting income, with expenses of $7,627,714, resulting in a net loss for the year of $7,619,114. For the year ended March 31, 2005, we had revenues of $409,490 which consisted of consulting income and sales of goods consisting of equipment to a field trial customer, and total expenses of $1,470,080, resulting in a net loss for the period of $1,060,590. The decrease in 2006 revenues of $400,890, or 97.9% is attributable to decrease in consulting revenues.

Expenses

Our expenses for the year ended March 31, 2006, were composed of depreciation expense of $30,260, insurance expense of $31,332, options/warrants expense of $1,762,808, consulting fees of $248,443, non cash consulting fees of $1,345,900, amortization of loan costs of $1,333,286, payroll expenses of $242,943, rent expense of $111,775, travel expenses of $137,298, legal and professional fees of $564,340, operating expenses of $183,705, interest expense of $188,045, and other expenses of $187,579. Our expenses for the year ended March 31, 2005 consisted of legal and professional fees of $885,543, payroll expenses of $245,316, rent expense of $123,184, operating expenses of $99,291, travel expense of $73,624, depreciation expense of $14,638, costs of revenue of $17,349 and interest expense of $11,135. The increase in expenses for the fiscal year ended March 31, 2006 as compared to the expenses for the previous fiscal year was 418.9% and is primarily due to our issuance of stock options to employees and consultants, the issuance of warrants in connection with financing transactions, travel expenses, interest expense and other expense related to a one-time non-recurring expense.

Net Income (Loss)

Our net loss from operations before income taxes for the year ended March 31, 2006 was $7,619,114 compared to a net loss of $1,060,590 for the year ended March 31, 2005. This represents an increase in net loss of 618.3%, and is primarily due to our issuance of stock options to employees and consultants, the issuance of warrants in connection with financing transactions, travel expenses, interest expense and other expense related to a one-time non-recurring expense and decrease in revenues in 2006, including the fee of $1,260,000 spent and expensed for the license.

The net loss per share for the periods ended March 31, 2006 and 2005 was ($.09) and ($.01), respectively.

Shareholders’ Equity

At March 31, 2006, shareholders’ equity was $1,621,923 compared to shareholders’ equity of $2,501,460 at March 31, 2005. This decrease in shareholders’ equity resulted from our increase in deficit accumulated during the development stage during the fiscal year ended March 31, 2006.

Liquidity And Capital Resources

2006

As of March 31, 2006, we had negative working capital of approximately $250,051, which consisted of current assets of approximately $96,316 and current liabilities of approximately $346,367.

Our current assets are composed of $67,823 in cash and prepaid insurance of $28,493. Our current liabilities of $346,367 represent accounts payable and accrued expenses of $312,677, notes payable of $21,360, and the current portion of capital lease payable of $12,330. Our assets, in addition to its current assets, consists of furniture and fixtures of $103,995, net of depreciation, deposits of approximately $26,784 and its net licenses of $2,698,781, which consists of three licenses listed under other assets. The three licenses are the ATP license for approximately $1,700,000 and two licenses from Photron™ to utilize and deploy USMTM-based products and systems for satellite communication services and wireless telephony service in the Philippines. The Company paid $500,000 in 2004 for each Photron™ license, respectively. The Company has long term liabilities of $922,939, the difference between the Convertible Debenture and the Loan Costs, net of amortization and long term liabilities, net of the current portion, of $34,647.

In 2003, we entered into an agreement with Nations Mobile, pursuant to which we opened a revolving line of credit of $1,000,000 from the affiliate. The funds drawn under the line of credit were used for working capital. The line of credit was terminated in October 2005 and renewed on July 12, 2006 for a period of a year, under the same terms as the Loan Agreement dated September 25, 2003.

In order to continue on its proposed business plan, we will require additional capital and plans to seek financing during the fiscal year which ends March 31, 2007. We are attempting to increase its operating liquidity by considering the availability of outside debt and equity financing, to the extent that such funding is available of which there can be no assurance of such availability of either debt or equity financing.

On February 8, 2006, we entered into a Securities Purchase Agreement (the “2006 Securities Purchase Agreement”) with Cornell Capital Partners and Highgate House Funds, Ltd., whereby we agreed to amend and restate the secured convertible debentures we previously issued to Cornell Capital Partners and Highgate House Funds, Ltd. in July 2005 under a Securities Purchase Agreement, dated July 25, 2005 (the “2005 Securities Purchase Agreement”). Under the 2006 Securities Purchase Agreement, Cornell Capital Partners and Highgate House Funds, Ltd. are obligated to purchase from us secured convertible debentures in the principal amount of $3,500,000. Prior to entering into the 2006 Securities Purchase Agreement, we issued secured convertible debentures to Cornell Capital Partners and Highgate House Funds in the principal aggregate amount equal to $3,000,000 which was funded on July 25, 2005. Pursuant to 2006 Securities Purchase Agreement, Cornell Capital Partners provided us an additional $500,000 in secured convertible debentures. The $3,000,000 in secured convertible debentures and the additional $500,000 in secured convertible debentures were consolidated into new secured convertible debentures along with the accrued and unpaid interest of $56,665. The secured convertible debentures have a 36-month term and accrue annual interest of 10%. The secured convertible debentures may be redeemed by us at any time, in whole or in part. We will pay a redemption premium of 20% of the amount redeemed in addition to the principle amount being redeemed plus interest. The secured convertible debentures are convertible at the holder’s option at a conversion price equal to 80% of the lowest volume weighted average price of our common stock for the 5 trading days immediately proceeding the conversion date. The debentures are secured by substantially all our assets.

In connection with the Securities Purchase Agreement, we issued to Cornell Capital Partners three warrants, each of which is exercisable for a period of five years. The first warrant allows Cornell Capital Partners to purchase 500,000 shares of our common stock at an exercise price of $1.00. The second warrant allows Cornell Capital Partners to purchase 700,000 shares of our common stock at an exercise price of $0.75. The third warrant allows Cornell Capital Partners to purchase 1,000,000 shares of our common stock at an exercise price of $0.50.

During the fiscal year ended March 31, 2006, we issued 2,650,000 shares of common stock pursuant to the exercise of options granted under the 2003 Stock Option Plan. Upon the exercise of the options, we forgave the exercise price of the option totaling $1,404,500 which has been charged against operations. We also issued 35,000 shares of common stock to a related party and recorded it as a subscription receivable from a related party. We granted 900,000 stock options at an exercise price of $2.00, to various employees, consultants and advisors. One half of the options vest on March 31, 2006 and the balance vests on March 31, 2007. On September 30, 2005, we agreed to cancel the 900,000 of the $2.00 options and to immediately vest the remaining 250,000 options which were granted on October 18, 2003. None of the options cancelled were vested. On April 29, 2005, the Company granted 1,230,000 stock options, at an exercise price of $1.00, to various employees, consultants and advisors. In November of 2005, a total of 2,650,000 shares of stock were issued pursuant to the exercise of options granted under the 2003 Stock Option Plan.

2005

At March 31, 2005, we had negative working capital of approximately $287,500 which consisted of current assets of approximately $5,500 and current liabilities of approximately $293,000. Our current assets were composed of approximately $2,000 in cash and accounts receivable of approximately $3,500. Our current liabilities of approximately $293,000 represented accounts payable and accrued expenses of approximately $281,000, related party payable of $8,600 and the current portion of long-term debt of approximately $3,000. Total shareholders’ deficit accumulated in the development stage increased from $1,642,274 at March 31, 2005 to $8,029,045 at December 31, 2005. The increase in deficit of $6,386,771 is due primarily to the net loss of $6,386,771 incurred for the nine month period ended December 31, 2005.

On July 25, 2005, we entered into the 2005 Securities Purchase Agreement with Cornell Capital Partners and Highgate House Funds, LTD, whereby they purchased $3,000,000 of convertible debenture from us. The 2005 Securities Purchase Agreement was subsequently amended and restated in February 2006. Pursuant to the terms of the agreement, the convertible debentures had a one-year term, accrued 10% annual interest, and were secured by all of our assets. We received the initial amount at closing on July 25, 2005, and the second amount of funding, in the amount of $1,500,000, was received on October 27, 2005. In connection with the 2005 Securities Purchase Agreement, we issued four warrants. The first warrant issued to Cornell Capital Partners for 150,000 shares of our common stock had an exercise price equal to $3.00 or as adjusted under the terms of the warrant. The second warrant to Cornell Capital Partners for 75,000 shares of our common stock had an exercise price equal to $4.00 or as adjusted under the terms of the warrant. The third warrant issued to Highgate House Funds, Ltd. for 150,000 shares of our common stock has an exercise price equal to $3.00 or as adjusted under the terms of the warrant. The fourth warrant issued to Highgate House Funds, Ltd. for 75,000 shares of our common stock has an exercise price equal to $4.00 or as adjusted under the terms of the warrant. The warrants expire five years from July 25, 2005.

On July 25, 2005, we entered into an Equity Distribution Agreement with Cornell Capital Partners. Under the Equity Distribution Agreement, we would have been able to issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $100,000,000. The amount of each cash advance was subject to a maximum advance amount of $1,500,000, with no cash advance occurring within seven trading days of a prior advance. Cornell Capital Partners received 1,000,000 shares of common stock issued as a one-time commitment fee under the Equity Distribution Agreement on July 25, 2005. On July 25, 2005, we entered into a Placement Agent Agreement with Monitor Capital, Inc., a registered broker-dealer. Pursuant to the Placement Agent Agreement, we paid Monitor Capital, Inc. a one-time placement agent fee of 7,143 restricted shares of common stock equal to approximately $10,000 based on the market price of the stock at the time of issuance. On November 9, 2005, we and Cornell Capital Partners entered into a Termination Agreement, whereby we mutually agreed to terminate the Equity Distribution Agreement and all agreements related to the Equity Distribution Agreement.

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements are audited and included in Appendix A and are incorporated in this Item 7 by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

In June 2006, the Company changed auditors from its previous auditor Killman, Murrell & Co., P.C. to Rose, Synder, & Jacobs.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules of the SEC and accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

(b) Changes In Internal Controls Over Financial Reporting:

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal year, the Company’s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

Executive Officers And Directors

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure
Milton Hahn*	35	Chairman and Chief Executive Officer - since April 2006
Maral Ajemian	44	Director - since February 2005
Joseph Gutierrez	50	President, Chief Financial Officer and Director - since February 2002
Kenneth T. Hern	68	Director - since December 2005

*Mr. Hahn was appointed Chief Executive Officer in April 2006.

The Directors named above will serve until the next annual meeting of our stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholder’s meeting. Officers will hold their positions at the pleasure of the Board of Directors. There is no arrangement or understanding between us and our Directors and Officers and any other person pursuant to which any Director or Officer was or is selected as a Director or Officer of the Company.

Below are the biographies of our executive officers and directors:

Ms. Maral Ajemian

Ms. Ajemian is a Certified Public Accountant for the firm of Cooper, Moss, Resnick & Klein, LLP in Encino, California, where she is presently a manager. Ms. Ajemian has worked at Cooper, Moss, Resnick & Klein since 1999. Prior to her tenure at Cooper, Moss, she was a partner at Klein, Schneider & Company, also in Encino, California.

Ms. Ajemian’s area of expertise is in tax issues and she represents clients before the Internal Revenue Service. Ms. Ajemian became a CPA in 1986 and has worked as a CPA since that time. Ms. Ajemian graduated from California State University Northridge with a degree in accounting and became a CPA in 1985.

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

From 1999 to 2002, Mr. Gutierrez served as CFO of WebCapital Ventures, with operations in Florida and California.

Mr. Milton S. Hahn

Mr. Hahn recently became Chairman and Chief Executive Officer of aeroTelesis. Prior to becoming Chairman and CEO, Mr. Hahn was engaged by aeroTelesis in December 2004 as a strategic advisor and was the Director of Corporate Finance. Mr. Hahn has an extensive background in investment banking, in corporate finance, mergers and acquisitions, private equity, and private placements for public and private companies.  He is the founder and managing member of Pacific Greystoke Partners LLC (“PGP”), a boutique investment bank and consulting firm formed in June 2001. Mr. Hahn is the sole managing member and funded the startup costs and costs of operations with his own capital.  He is responsible for the overall development, management and operations of PGP. Mr. Hahn also takes the lead position as the advisor on all projects that PGP is involved in and in certain cases takes a co-lead position in performing various advisory services. Prior to founding PGP, Mr. Hahn joined Direct Capital Markets (“DCM”) in 2000, a portfolio company of Putnam Lovell Capital Partners, where he served as Managing Director, and was responsible for managing and developing the private equity placement division.  He initially joined as the head of Direct Capital Securities (“DCS”), the broker-dealer division of DCM and was responsible for recruiting and managing a team of 10 professionals. Prior to joining DCM, Mr. Hahn was with Putnam Lovell, an investment bank in various positions.  Putnam Lovell managed $150 million in private equity funds for several institutional and high net worth investors. Mr. Hahn led or participated in the analysis and structuring of numerous investments made by Putnam Lovell’s private equity funds, and served on the Board of Directors, as an Observer on the Board of Directors  and Advisory Boards for several portfolio companies. Mr. Hahn began his career with Putnam Lovell in 1993  as an Analyst in the mergers & acquisitions group and has participated in numerous transactions with an aggregate transaction value of over $4 billion.  From 1995 to 1997, Mr. Hahn was an Associate and subsequently was promoted in 1999 to Vice President in the investment banking division. In 1998, Mr. Hahn also served as Principal in Putnam Lovell Capital Partners, a subsidiary of Putnam Lovell. Mr. Hahn graduated magna cum laude from the Marshall School of Business at the University of Southern California with a Bachelor of Science Degree in Business Administration and Finance.

Mr. Kenneth T. Hern

Mr. Hern has been actively involved in several business ventures since his retirement from Texaco Corporation (acquired by Chevron Corporation NYSE:CVX) after having a distinguished career that spanned for 25 years. Mr. Hern was the former President of Texaco Brazil, the former Vice Chairman and Managing Director of Texaco Nigeria and former President of Texaco Saudi Arabia. Mr. Hern was nominated to serve as the United States Ambassador to Saudi Arabia and Nigeria, which he respectfully declined to continue to manage his family enterprises. During his tenure at Texaco, Mr. Hern actively acted as an advisor or participated in various counsels to the heads of state and other senior government officials in Brazil, Nigeria and Saudi Arabia. He received his Masters in Business Administration from Carnegie Mellon University, his Master of Science degree in Organic Chemistry from North Texas State University, his Bachelor of Arts degree in Chemistry from Austin College and his Associates Degree from the Wharton School of Business at the University of Pennsylvania.

Family Relationships

There is no family relationship between or among any Officer and Director. However, Ms. Ajemian’s brother is the President and director of Nations, the controlling shareholder of the Company. Ms. Ajemian disclaims any ownership interest, directly or beneficially, in the shares of our common stock held by Nations.

Term Of Office

The directors named above will serve until the next annual meeting of our stockholders. In absence of an employment agreement, officers hold their positions at the pleasure of the Board of Directors.

Committees of the Board of Directors

During the year ended March 31, 2006, the Company did not establish any committees. Subsequent to March 31, 2006, the Company established an Audit Committee in May 2006. Ms. Ajemian currently serves as a member of the Audit Committee.

The Company’s ability to create committees depends in large part on the Company being able to interest and attract independent directors willing to serve on the Board, of which there can be no assurances.

Compensation Of Directors

The Directors do not receive or accrue any compensation for his services as a Director, including committee participation and/or special assignments, except Ms. Ajemian received unvested options to purchase 100,000 shares of the Company’s common stock that vest in April, 2006.

In the future, it is anticipated that outside directors will be compensated for their service to us through the issuance of (i) shares of common stock; or (ii) grants of options to purchase common stock; or (iii) cash, or a combination of all three. No such compensation plan is currently in effect but as we attempt to attract outside directors to serve on its Board, it is likely that we will institute such a plan.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company’s directors or executive officers except as described above.

We have no compensatory plan or arrangements, including payments to be received from us, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer’s employment or from a change-in-control of the Company or a change in such executive officer’s responsibilities following a change in control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

During the last completed fiscal year, no funds were set aside or accrued by us to provide pension, retirement or similar benefits for Directors or Executive Officers.

Legal Proceedings

To our knowledge, none of the Company’s directors have been involved in legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and person who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

Based on available information, we believe that the following persons have not complied with Section 16(a): Joseph Gutierrez; Kenneth T. Hern; Maral Ajemian and Nations Mobile Networks Ltd.

Code Of Ethics

In June 2004, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees.

ITEM 10. EXECUTIVE COMPENSATION

 The following table sets forth the compensation awarded by the Company for the fiscal years ended March 301 2004, 2005 and 2006 to the following executives (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

						LONG-TERM COMPENSATION
		ANNUAL COMPENSATION				AWARDS	PAYOUTS
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	RESTRICTED STOCK AWARD(S)($)	SECURITIES UNDERLYING OPTIONS/SARS (#)	LTIP PAYOUTS ($)	ALL OTHER COMPENSATION ($)
Joseph Gutierrez	2006	$88,000	0	0	0	—	—	—
President, Chief Financial Officer	2005	$72,000	0	0	0	800,000(1)	0	0
And Principal Accounting Officer	2004	$72,000	0	0	0	550,000	0	0

(1)
Mr. Gutierrez has received options to purchase 300,000 Common Shares at $0.02 per share that became exercisable in March, 2005. He also received options to purchase 250,000 Common Shares at $2.00 per share that begin to vest in 2006. He was also granted options to purchase 250,000 shares at $1.00 per share in April, 2005, which vested on June 1, 2005. Mr. Gutierrez exercised 300,000 options at an option price of $.02 in July, 2005.

Stock Option Plans. The Company has three stock options plans. Under the 2003 Stock Option Plan, dated July 1, 2003, (the “July 2003 Plan”), the Company reserved for issuance a total of 5,000,000 shares for issuance to officers, directors, advisors and consultants. Some of these options were returned to the July 2003 Plan because they had not vested prior to certain employees leaving the Company, which resulted in the options being canceled. Some options were re-issued in 2005. Presently, no options remain available for issuance under the July 2003 Plan.

Under the October 2003 Plan, the Company reserved for issuance a total of 7,000,000 shares for issuance to officers, directors, consultants and advisors of which no options have been issued. These options range in price from $.02 to $2.00 per share. As of March 31, 2006, 250,000 options have been issued under the October 2003 Plan

Under the 2004 Stock Option Plan, dated August 1, 2004 (the “2004 Plan”), the Company issued 50,000 shares for issuance to a consultant. The number of shares that are authorized for issuance under the Plan shall not exceed 50,000 shares. The share price at which each share may be purchased shall be determined in each case by the Board of Directors and set forth in the Stock Option Agreement, but in no event shall the price be less than 100% of the Fair Market value of the shares on the date of grant. As of March 31, 2006, 50,000 shares have been issued under the 2004 Plan. As of March 31, 2006, there remain 6,750,000 shares, which can be issued under all the Stock Option Plans, after giving effect to stock splits and shares issued under the Plans.

Option/SAR Grants Table

The following table sets forth information concerning individual grants of stock options in 2005 to the Named Executive Officers:

OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS/SARS GRANTED (#) (2)	% TOTAL OPTIONS/SARS GRANTED TO EMPLOYEES IN FISCAL YEAR (_)	EXERCISE OR BASE PRICE ($/SH)	EXPIRATION DATE (_)
Joseph Gutierrez	1,550,000	31%	0.77	4/28/2014

Aggregated Option; Fiscal Year-End Value

The following table provides information, with respect to the executive officers, concerning unexercised options held by them at the end of the fiscal year ended March 31, 2006. None of the executive officers exercised any stock appreciation rights during the 2005 fiscal year and no stock appreciation rights were held by the named executive officers at the end of such year.

AGGREGATED FISCAL YEAR-END OPTION VALUES

	Number of Unexercised Options at Fiscal Year End 3-31-06		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph Gutierrez	600,000	0	$0	$0

(1)	Based on a market value of $0.35 per Common Share on March 31, 2006.

Compensation of Directors

Our Directors are entitled to reasonable reimbursement for their travel expenses in attending meetings of the Board of Directors. It is expected that compensation plans will be established for outside directors that the Company plans to engage in the coming months. Such compensation plan is likely to be comprised of quarterly cash payments and/or stock options.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

Employment Agreements. We did not enter into any employment agreements during the year ended March 31, 2006. Subsequent to March 31, 2006, the Company entered on April 5, 2006, into a Memorandum of Terms with Milton Hahn. Milton Hahn was appointed as Chief Executive Officer and Chairman of the Board of Directors. Mr. Hahn’s tenure is for a term of one year, renewable on an annual basis. Mr. Hahn’s compensation is $360,000 per annum, payable on a semi-monthly basis. Mr. Hahn has also been awarded options to acquire 2,000,000 shares of the Company’s common stock under the 2003 Stock Option Plan, dated October 15, 2004 (the “October 2003 Plan”). Mr. Hahn will be awarded 3,000,000 shares of restricted common stock issuable upon the execution of a final employment agreement between him and the Company. Additionally, Mr. Hahn is entitled to receive up to 10,000,000 restricted common stock upon the Company reaching several milestones, including listing on a national exchange and reaching a certain market capitalization.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There were 88,397,794 shares of our common stock issued and outstanding on March 31, 2006 and 92,473,684 shares of the Company’s common stock issued and outstanding on a fully-diluted basis as of March 31, 2006. No preferred shares were issued and outstanding at March 31, 2006.

The table below sets forth information with respect to the beneficial ownership of our common stock as of the date of filing of this Annual Report for (i) any person who we know is the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common	Nations Mobile Networks Ltd. Level 31 Six Battery Road Singapore 049909	77,543,807	87.72%

	TOTAL:	77,543,807	87.72%

(1)
Applicable percentage of ownership is based on 88,397,794 shares of common stock outstanding as of March 31, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Shares Owned(1)
	Joseph Gutierrez*(2) 11150 W. Olympic Blvd., Suite 860 Los Angeles CA 90064	1,550,000	1.75%

	Milton Hahn 11150 W. Olympic Blvd., Suite 860 Los Angeles CA 90064	120,000	0.14%

	Kenneth T. Hern 12 Bristol Court Montgomery, TX 77356	0	0%

	Maral Ajemian*(3) 11150 W. Olympic Blvd., Suite 860 Los Angeles CA 90064	139,718	0.16%

	Nations Mobile Networks Ltd. Level 31 Six Battery Road Singapore 049909	77,543,807	87.72%

	All Directors and Officers as a group (3 persons)	1,809,718	2.05%

*	Denotes officer and director.

(1)
Applicable percentage of ownership is based on 88,397,794 shares of common stock outstanding as of March 31, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
On October 15, 2003, Mr. Gutierrez received options to purchase 250,000 Common Shares at $2.00 per share that have no been exercised. On April 29, 2005, he received options to purchase 350,000 Common Shares at $1.00 per share that have not been exercised. On July 1, 2005, Mr. Gutierrez has received options to purchase 300,000 Common Shares at $0.02 per share that were exercised. On November 17, 2005, he received options to purchase 650,000 Common Shares at $0.53 per share that were exercised. The Company forgave the exercise price of the option totaling $344,500 which has been expensed.

(3)
The beneficial ownership of securities listed for Ms. Ajemian, Director of the Company, represents 100,000 options. Ms. Ajemian also disclaims any direct or beneficial interest in shares owned by Nations Mobile Networks, Ltd., a company in which her brother, Jhano Ajemian, is the President and Director.

Changes in Control. There are no arrangements known to us, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Maral Ajemian is the sister of Jhano Ajemian, an officer and director of Nations Mobile Networks, Ltd., the majority shareholder of the Company. Ms. Ajemian disclaims any beneficial or direct ownership interest in the shares owned by Nations Mobile Networks, Ltd.

On October 20, 2005, the Company and Milton Hahn entered into a Settlement Agreement and General Mutual Release (the “Settlement Agreement”), whereby both parties agreed to terminate that certain Letter Agreement, dated December 6, 2004, relating to a financing of the Company. Pursuant to the Settlement Agreement, the parties further agreed that Company is obligated to pay Hahn (i) a total cash settlement amount of $72,700 representing certain fees in connection with a convertible debenture financing with Cornell Capital Partners; and (ii) a total cash settlement of 6.5% fees for the second tranche of $1.5 million under the secured debenture financing with Cornell Capital Partners. As of March 31, 2006 Company paid Milton Hahn, a total of $72,700 under the Settlement Agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules:

The following financial statements and schedules are filed as part of this report:

•	Independent Auditors’ Report dated June 30, 2006

•	Balance Sheet for the Fiscal Year Ended March 31, 2006

•	Statements of Operations for the Fiscal Years Ended March 31, 2006 and 2005

•	Statement of Stockholders’ Equity

•	Statements of Cash Flows For the Years Ended March 31, 2006 and 2005

•	Notes to Financial Statements

(b)  Exhibits:

The following exhibits are filed as part of this report.

EXHIBIT NO.	DESCRIPTION	LOCATION

3.1	Certificate of Incorporation of aeroTelesis, Inc.	Filed as an exhibit to the Company’s Form 10-QSB filed on November 15, 2005

3.2	Amended By-Laws of aeroTelesis, Inc.	Filed as an exhibit to the Company’s Form 10-QSB filed on November 15, 2005

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	Registration Rights Agreement dated as of July 25, 2005 between the Company and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s 8-K filed on July 27, 2005

10.2	Placement Agent Agreement dated as of July 25, 2005 by and among the Company, Cornell Capital Partners, LP and Monitor Capital, Inc.	Filed as an exhibit to the Company’s 8-K filed on July 27, 2005

10.3	Warrant dated as of July 25, 2005 issued to Cornell Capital Partners, LP	Filed as an exhibit to the Company’s 8-K filed on July 27, 2005

10.4	Warrant dated as of July 25, 2005 issued to Cornell Capital Partners, LP	Filed as an exhibit to the Company’s 8-K filed on July 27, 2005

10.5	Amended and Restated Secured Convertible Debenture dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.6	Amended and Restated Secured Convertible Debenture dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.7	Secured Convertible Debenture dated as of July 25, 2005 issued to Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.8	Amended and Restated Securities Purchase Agreement dated as of February 8, 2006 between the Company and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.9	Amended and Restated Security Agreement dated as of February 8, 2006 between the Company and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.10	Amended and Restated Pledge and Escrow Agreement dated February 8, 2006 among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq.	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.11	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis Philippines, Inc. and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.12	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis Satellite Networks, Inc. and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.13	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis IP Networks, Inc. and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.14	Assignment Agreement dated as of February 8, 2006 between Cornell Capital Partners, LP and Highgate House Funds, Ltd.	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

EXHIBIT NO.	DESCRIPTION	LOCATION

10.16	Warrant issued to Nutmeg Group, LLC	Filed as an exhibit to the Company’s Form SB-2 filed on March 15, 2006

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by Clyde Bailey P.C. and Killman Murrel & Co., P.C. during the fiscal years ended March 31, 2006 and March 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		March 31, 2006	March 31, 2005
(i)	Audit Fees	$71,885	$14,536
(ii)	Audit Related Fees	$6,522	$3,523
(iii)	Tax Fees	$0	$0
(iv)	All Other Fees	$26,008	$0

Audit Fees. Consists of fees billed for professional services rendered for the audit of aeroTelesis, Inc.’s financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of aeroTelesis, Inc. financial statements and are not reported under “Audit Fees.”

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2006 or 2005.

All Other Fees. Consists of fees for products and services other than the services reported above. There were $26,008 fees paid related to the review and filing of an SB-2 Registration Statement.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

We established an Audit Committee in May 2006. For the year ended March 31, 2006, we did not have a designated Audit Committee, and accordingly, our Board of Directors pre-approved all audit and permissible non-audit services provided by the independent auditors. These services included audit services, audit-related services, tax services and other services. Pre-approval was generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management were required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors also pre-approved particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 2006	AEROTELESIS, INC.

	By:	/s/ Milton Hahn
Milton Hahn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	AEROTELESIS, INC.

/s/ Milton Hahn
July 13, 2006	Milton Hahn, Chief Executive Officer and Chairman of the Board of Directors

/s/ Joseph Gutierrez
July 13, 2006	Joseph Gutierrez, President, CFO, Director

/s/ Kenneth T. Hern
July 13, 2006	Kenneth T. Hern, Director

/s/ Maral Ajemian
July 13, 2006	Maral Ajemian, Director

APPENDIX A

i

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
aeroTelesis, Inc.

We have audited the accompanying balance sheet of aeroTelesis, Inc. (a development stage company) (the “Company”) as of March 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from when the Company re-emerged as a development stage company (October 3, 2003) through March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of aeroTelesis, Inc. as of March 31, 2006, and the results of its operations and cash flows for the year then ended and for the period from when the Company reemerged as a development stage company (October 3, 2003) through March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no significant revenue, has sustained operating losses since it re-emerged as a development stage company and has negative working capital at March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs
Rose, Snyder & Jacobs A Corporation of Certified Public Accountants

Encino, California June 15, 2006, except for note 13, for which the date is July 12, 2006

F-i

aeroTelesis Inc.
(A Development Stage Enterprise)
Balance Sheet
As of March 31, 2006

ASSETS

Current Assets
Cash	$67,823
Prepaid Insurance	28,493
Total Current Assets		96,316

Fixed Assets:
Equipment under Capital Lease	30,832
Furniture & Fixtures	120,022
Accumulated Depreciation	(46,859)
Total Fixed Assets		103,995

Other Assets:
Deposits	26,784
Licenses, net	2,698,781
Total Other Assets		2,725,565

Total Assets		$2,925,876

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Expenses	$312,677
Notes Payable	21,360
Capital Lease Payable - Current	12,330
Total Current Liabilities	346,367

Long-Term Liabilities
Convertible Debenture	3,556,665
Loan Costs, net of accumulated amortization	(2,633,726)
Calpital Lease Payable - Non-Current	34,647
Total Long-Term Liabilities	957,586

Total Liabilities		1,303,953

Commitments and Contingencies		—

STOCKHOLDERS' EQUITY

Preferred Stock
2,000,000 authorized, par value $.001
no shares issued and outstanding	—
Common Stock
200,000,000 authorized, par value $.00008
88,397,794 shares issued and outstanding	7,072

Additional Paid-in-Capital	10,876,239
Deficit accumulated during the development stage	(9,261,388)

Total Stockholders' Equity		1,621,923
Total Liabilities and Stockholders' Equity		$2,925,876

The accompanying notes are integral part of the financial statements

aeroTelesis Inc.
(A Development Stage Enterprise)
Statements of Operations

	Year Ended March 31 2006	Year Ended March 31 2005	Cumulative During the Development Stage Through 3/31/06

Revenues:
Revenues	$8,600	$409,490	$478,090
Total Revenues	$8,600	$409,490	$478,090

Expenses:
Cost of Revenues	$—	$17,349	$17,349
Options/Warrants Expense - Non Cash	1,762,808	—	1,762,808
Non Cash Consulting Fees	1,345,900	—	1,345,900
Research & Development	1,260,000		1,260,000
Legal & Professional Fees	564,340	885,543	1,726,188
Payroll Expenses	242,943	245,316	488,259
Travel	137,298	73,624	449,313
Operating Expenses	183,705	99,291	351,902
Rent	111,775	123,184	291,081
Consulting Fees	248,443	—	248,443
Depreciation Expense	30,260	14,638	46,858
Insurance	31,332	—	31,332
Total Expenses	5,918,804	1,458,945	8,019,433

Net Loss from Operations	$(5,910,204)	$(1,049,455)	$(7,541,343)

Other Expenses:
Amortization of Loan Costs	$1,333,286	$—	$1,333,286
Interest Expense	188,045	—	188,045
Other Expenses	187,579	11,135	198,714
Total Other Expenses	1,708,910	11,135	1,720,045

Loss Before Income Tax Expense	(7,619,114)	(1,060,590)	(9,261,388)

Provision for Income Taxes:
Provision for Income Taxes	—	—	—
Net Loss	$(7,619,114)	$(1,060,590)	$(9,261,388)

Basic and Diluted Loss Per Common Share	(0.09)	(0.01)	(0.11)

Weighted Average number of Common Shares used in per share calculations	85,928,700	82,750,094	81,858,337

The accompanying notes are integral part of the financial statements

aeroTelesis Inc.
(A Development Stage Enterprise)
Statement of Stockholders' Equity

	Common Shares	Preferred Shares	Preferred $0.001 Par Value	Common $0.00008 Par Value	Paid-In Capital	Deficit Accumulated During the Development Stage	Stock Subcription Receivable	Accumulated Deficit	Stockholders' Equity

Balance, April 1, 2002	5,474,826	—	—	438	973,017			(979,515)	(6,060)

Net Income								82,946	82,946
Balance, March 31, 2003	5,474,826	—	—	438	973,017			(896,569)	76,886

Prior capital replaced by aeroTelesis Philippines capital under reverse takeover accounting								(16,540)	(16,540)

Transferred to Additional Paid in Capital					(913,109)			913,109	—

Shares issued in relation to reverse merger	75,000,000			6,000	1,606,225				1,612,225

March 1, 2004
Stock Issued for License Agreements	200,000			16	999,984				1,000,000

March 31, 2004
Stock Issued for Debt	613,832			49	613,783				613,832

Net Loss						(581,684)		—	(581,684)
Balance, March 31, 2004	81,288,658			6,503	3,279,900	(581,684)		—	2,704,719

June 16, 2004
Stock Dividend	1,626,469			130	(130)				—

Stock Issued for Debt	417,698			33	478,274				478,307

Stock Issued for Services	79,425			7	356,517				356,524

Stock Issued for Cash	25,451			2	29,998		(7,500)		22,500

Net Loss						(1,060,590)		—	(1,060,590)
Balance, March 31, 2005	83,437,701			$6,675	$4,144,559	$(1,642,274)	$(7,500)	—	$2,501,460

Stock Options Exercised	3,770,000			302	1,426,596				1,426,898

Issuance of Stock Options					1,762,808				1,762,808

Issuance of Stock Warrants					2,487,675				2,487,675

Beneficial Conversion Feature					880,038				880,038

Stock Issued for Services, net of 1.4 million for raising capital	1,049,950			84	109,024				109,108

Stock Subcription Receivable-Collection							7,500		7,500

Stock Issued for Cash	140,143			11	65,539				65,550

Net Loss						(7,619,114)		—	(7,619,114)
Balance, March 31, 2006	88,397,794			$7,072	$10,876,239	$(9,261,388)	—	—	$1,621,923

The accompanying notes are integral part of the financial statements.

aeroTelesis Inc.
(A Development Stage Enterprise)
Statement of Cash Flows

	Year Ended March 31 2006	Year Ended March 31 2005	Cumulative During the Development Stage

Cash Flows from Operating Activities:
Net Loss	$(7,619,114)	$(1,060,590)	$(9,261,388)
Adjustment to reconcile net income(loss) to net cash provided by (used in) operating activities
Depreciation	30,261	14,638	46,859
Shares for Services	1,426,433	356,524	1,782,957
Options for Services	1,762,808	—	1,762,808
Amortization of Loan Cost	1,333,286	—	1,333,286
Other Non-Cash Expenses	109,024	73,730	182,754
Changes in operating assets and liabilities:
Receivables	3,535	(3,535)	54,000
Deposits	(8,631)	(321)	(26,784)
Prepaid Insurance	(28,492)	1,463	(10,387)
Related Party Payable	—	8,600	8,600
Accounts Payable and Accrued Expenses	79,423	220,036	348,703
Net Cash Used In Operating Activities	$(2,911,467)	$(389,455)	$(3,778,592)

Cash Flows from Investing Activities:
Capital Expenditures	(33,795)	(16,442)	(89,436)
Licenses	—	—	(67,613)
Net Cash Used in Investing Activities	$(33,795)	$(16,442)	$(157,049)

Cash Flows from Financing Activities:
Common Stock	73,540	22,500	96,040
Convertible Debenture	2,900,758	—	2,900,758
Note Payable	28,176		28,176
Capital Leases Paid	(12,662)	(488)	(13,150)
Revolving Line of Credit Advance	1,491	375,111	990,434
Note Payable Directors	19,869	—	19,869
	—		—
Net Cash Provided from Financing Activities	$3,011,172	$397,123	$4,022,127

Net Increase (Decrease) in Cash	$65,910	$(8,774)	$86,486

Cash Balance, Begin Period	1,913	10,687	—
Cash Balance, End Period	$67,823	$1,913	$67,823

Supplemental Disclosures:
Cash Paid for interest	$106,196	$7,015	$113,475
Cash Paid for income taxes	$—	$—	$—

Non-Cash Transaction:
Stock Issued for Services	$1,426,433	$356,524	$1,782,957
Stock Issued for Debt	$0	$478,307	$1,092,139
Subcription Receivable	$(7,500)	$7,500	$—
Long Term Debt Used to Acquire Equipment	$24,824	$36,594	$61,418
Accounts Payable	$57,541	$—	$57,541
Stock issued as fees to raise capital	$1,400,000	$0	$1,400,000

The accompanying notes are integral part of the financial statements

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

AEROTELESIS INC., formerly Pacific Realm Inc., (“the Company”) was incorporated under the laws of the State of Delaware in 1968 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The Company has a total of 200,000,000 authorized common shares with a par value of $.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 88,397,794 common shares issued and outstanding and no preferred shares issued and outstanding as of March 31, 2006. The Company filed an amendment of its Certificate of Incorporation with the State of Delaware to increase the authorized shares from 20,000,000 authorized common shares to 200,000,000 authorized shares and to change its par value from $.0001 to $.00008 in March 2003. Also, on September 12, 2003, the Company approved a two-for-one forward stock split of the common stock shares. Additionally, the Company, on October 22, 2003, filed an amendment to the Articles of Incorporation with the State of Delaware to change the name of the Company to AEROTELESIS INC.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aerotelesis Philippines Inc. (a British Virgin Islands company), Aerotelesis IP Networks Inc.(a Delaware Company), and Aerotelesis Satellite Networks Inc.(a Delaware Company). All material inter-Company balances and transactions have been eliminated, as necessary, in consolidation. All subsidiaries are inactive as of March 31, 2006.

Development Stage Enterprise

We have only a limited operating history upon which to base an evaluation of our current business and future prospects and we have yet to commercialize our technology. The Company will continue to be considered to be in a development stage until it has begun significant operations and is generating significant revenues.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. We have a working capital deficit with no revenues anticipated for the near term. Management believes we will need to raise approximately $2,000,000 in order to operate over the next 12 months. As shown in the accompanying financial statements. We also have incurred significant losses since inception. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives. We may pursue either debt or equity financing or a combination of both, or order to raise sufficient capital on order to meet our financial requirements over the next twelve months and to fund our business plan. There is no assurance that we will be successful in raising additional funds.

The company renewed its revolving line of credit of $1,000,000 from Nations Mobile on July 12, 2006 (note 13). Our additional sources of financing will come from a private placement, which we are in the process of completing and expect to complete during the 3rd calendar quarter of 2006.

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Federal Income Tax

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Licenses

The Company has decided to treat the ATP License as having a useful life of fifteen years while its two licenses with Photron, are being treated as having useful lives of ten years, all of which will be amortized over their useful lives once the Company begins to produce revenue from the license.

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

Earnings per Common Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share is the same as basic earnings per share as common stock equivalent.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

Fair Value of Financial Instruments

Management estimates that the carrying value of financial instruments reported in the financial statements approximates their fair values.

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items requiring disclosure of comprehensive income.

Impairment of Long-Lived Assets

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Statement requires that long-lived assets, liabilities and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets consist primarily of property and equipment and the license agreements. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2006, there was no impairment of the Company’s long-lived assets based on the net present value of future cash flow projections by management.

Stock Purchase Warrants Issued with Notes Payable

The Company granted warrants in connection with the issuance of certain notes payable and convertible debentures. Under Accounting Principles Board Opinion No.14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative estimated fair value of such warrants represents a discount from the face amount of the notes payable.

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
MARCH 31, 2006 AND 2005

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

If the fair value of the stock options granted to employees during a fiscal year had been recognized as compensation expense on straight-line basis over the vesting period of the grants, stock-based compensation costs would have impacted our net income and earnings per common share for the fiscal years ended March 31 as follows:

	2006	2005
Net Income (Loss) as Reported	$(7,619,114)	$(1,060,590)

Deduct: Stock Based Compensation Costs, Net of Taxes Under SFAS 123	(707,500)	(54,245)
Pro Forma Net Income (Loss)	$(8,326,614)	$(1,114,835)

Per Share Information:
Basic, as Reported	$(0.09)	$(0.01)
Basic, Pro Forma	$(0.10)	$(0.01)
Diluted, as Reported	$(0.09)	$(0.01)
Diluted, Pro Forma	$(0.10)	$(0.01)

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for fiscal years ended March 31:

	2006	2005
Expected Life (Years)	2.00	2.96
Risk Free Interest Rate	4.08%	3.82%
Volatility	208.00%	108.00%
Dividend Yield	—%	—%

Newly Issued Accounting Pronouncements

In December 2004, the FASB issued Statement 123R, Share-Based Payment, an Amendment of FASB Statement No. 123, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and is effective all for public companies for annual periods beginning after December 15, 2005. This statement eliminates the ability to account for stock-based compensation transactions using APB 25 and, generally, requires instead that such transactions be accounted for using a fair-value based method. Had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income and earnings per share as set forth below. The Company adopted SFAS 123R on April 3, 2006 using the modified prospective transition method and will begin expensing stock options in the first quarter of fiscal year 2007.

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Newly Issued Accounting Pronouncements (Continued)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. In such circumstances the new accounting principle would be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable with a corresponding adjustment made to the opening balance of retained earnings for that period rather than being reported in an income statement. Further, the accounting principle is to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. This statement is effective for the Company as of April 3, 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and correction of errors.

SFAS No. 143, Accounting for Asset Retirement Obligations, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operations of those assets. These liabilities are required to be recorded at fair value in the period in which they are incurred with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The statement was effective for the Company on March 31, 2003. In 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47) to further clarify that such asset retirement obligations should be recognized for conditional obligations in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective at December 31, 2005. The Company evaluated its leased and owned properties for potential asset retirement obligations under SFAS No. 143, as amended and interpreted by FIN 47. Based on this review, the Company determined that such liabilities were deemed to be immaterial to the financial position, results of operations or cash flows of the Company.

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 2: COMMON STOCK

On September 12, 2003, the Board of Directors authorized a 2 to 1 forward split of the Company’s common stock. The result of this forward split increased the outstanding shares from to 2,737,413 outstanding common shares to 5,474,826 outstanding common shares after adjusting for fractional shares. These financial statements reflect this forward split of common shares.

On October 3, 2003, the Company issued 75,000,000 shares of its common stock to Nations Mobile Networks Ltd. (“Nations”) pursuant to the Agreement and Plan of Reorganization to acquire the subsidiary Aerotelesis Philippines, Inc. The value of these shares was approximately $0.02 per share ($1,612,225) which amount represents the historical cost of the licenses acquired in the acquisition.

On May 25, 2004, the Company approved a two percent (2%) stock dividend for all shareholders of record as of May 31, 2004 with a mandatory delivery of each shareholder’s old stock certificate to get a new stock certificate, which includes the stock dividend. A total of 1,626,469 shares of common stock were issued, including fractional shares.

During the year ended March 31, 2005 a total of 417,698 shares of common stock was issued for Nations’ debt conversion. The conversion rate was $1.00 per share for the first 390,761 shares of stock and $3.25 for the 26,937 shares issued. The conversion rate was increased to reflect the fair value of the shares at the renewal date of the revolving line of credit.

During the year ended March 31, 2005, a total of 79,425 shares of stock were issued for legal and other services. The shares were valued at $356,524, which represented the value of the services rendered or the fair value of the stock issued.

In March of 2005, a total of 25,451 shares of stock were issued to The Nutmeg Group LLC for $30,000 cash pursuant to a private placement. The proceeds were net of the cost of selling the stock of $1,500.

In May 2005, a total of 25,393 shares of common stock were issued to The Nutmeg Group LLC for $14,550 cash pursuant to a private placement.

In May 2005, a total of 10,000 shares of common stock were issued to Claudia Zaman for services with a total expense recognized of $20,000.

In May 2005, the Company also issued a warrant to Photron™ to purchase 5,000,000 shares of the Company’s common stock at $4 per share. The warrant expires in four years if not exercised sooner. This was subsequently cancelled in July 2005.

On July 27, 2005, a total of 6,713,212 shares of stock were issued in escrow for delivery upon exercise of the convertible debt. These shares are not considered as outstanding at September 30, 2005.

In July 2005, a total of 300,000 shares of common stock were issued to Claudia Zaman pursuant to the 2003 Stock Option Plan. The option price of $.02 per share ($6,000) was used to reduce outstanding payables.

In July 2005, a total of 300,000 share of common stock were issued pursuant to the 2003 Stock Option Plan. The option price of $.02 per share ($6,000) was used to reduce outstanding payables to Joseph Gutierrez, the Company’s President.

In July 2005, a total of 1,000,000 shares of common stock were issued to Cornell Capital Partners as a fee for the Standby Equity Distribution Agreement. The stock was recorded at $1.40 per share and recorded in the other asset section of the balance sheet as a deferred offering cost.

In July 2005, a total of 7,332 shares of common stock were issued to a consultant with a total expense recognized of $9,165.

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 2: COMMON STOCK (CONTINUED)

In September 2005, a total of 520,000 shares of common stock were issued to various employees and consultants pursuant to the 2003 Stock Option Plan. The shares were expensed under legal and professional fees for $10,400, the market price at the time of issuance.

In September 2005, a total of 79,750 shares of common stock were issued to The Nutmeg Group LLC for exercise of warrant for a total of $26,500 pursuant to a private placement.

In November of 2005, a total of 2,650,000 shares of common stock were issued pursuant to the exercise of options granted under the 2003 Stock Option Plan. Upon the exercise of the options, we forgave the exercise price of the option totaling $1,404,500, which has been charged against operations.

In December 2005, a total of 35,000 shares of common stock were issued to a related party and has been recorded as a reduction of debt from a related party at $.70 per share.

Stock options that were issued to consultants and advisors were valued at $1,761,581 as of March 31, 2006 using the Black-Scholes valuation method and included as an expense to the statement of operations based on the vesting schedule.

The option shares were not included in the EPS computation since they would be anti-dilutive.

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 3: MERGER/LICENSE AGREEMENT

On October 2, 2003, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with Nations Mobile Networks Ltd. (“Nations”), a British Virgin Islands company, whereby the Company issued 75,000,000 shares of “restricted securities” (common stock) to Nations in exchange for, among other things, all assets and operations of Nations’ wholly-owned subsidiary Aerotelesis Philippines, Inc. (“ATP”), a British Virgin Islands company, in consideration of the exchange of 100% of the issued and outstanding shares of ATP. Nations also gave a right of first refusal to the Company to acquire operations in other developing nations, primarily in Southeast Asia, Central and South America and the Middle East. The shares issued to Nations amount to approximately 92% in the aggregate of the post-Agreement outstanding voting securities of the Company.

Assets of ATP consists of an exclusive license from Photron™ Technologies Ltd. To utilize the USMTM technology for the deployment of wireless telephony services in the Republic of the Philippines as well as a partnership with a local Philippine partner that owns a franchise license to deploy wireless telecommunication services in the Philippines. An appraisal on the market share of the license in the Philippines was prepared and the value was appraised at substantially more than the $1,612,225 valued for the license in the Company’s financial statements. Also, the agreement was initially agreed to in July of 2003 when the common stock was not being traded. Per EITF 95-19, the “measurement date” should be based on the market price of the stock over a reasonable period of time before and after the parties have reached an agreement. The value of the stock issued was arrived at by reviewing the “costs” that had been spent on the license and technology by Nations. Since the Company had placed a value of the stock at $.02 per share for stock options issued to consultants and directors in July 2003, the valuation for the stock issued for the assets seems to be a fair value for the stock issued.

The useful life of this ATP License was determined by reviewing the franchise granted to its joint venture partner in the Philippines (“the Philippine Partner”). The Philippine Partner was granted a communications franchise (the “Franchise”) in the Philippines in September 1995. Pursuant to that Franchise, Section 7, provides for a twenty-five (25) year term. As of today, the Franchise has a remaining term of slightly less than fifteen years. The useful life of the ATP License is measured by the life of the Franchise which has approximately 15 years remaining. When the Franchise expires, or at some time prior to that, the Philippine Partner would presumably apply for a new franchise or a renewal. However, since there is not any explicit provision in the Franchise for a renewal and it cannot be predicted what the government of the Philippines will do in fifteen years regarding the issuance of telecommunication franchises in the Philippines, it appears that the Company’s ability to work with the Philippine Partner in the Philippines may not last more than fifteen years.

On March 1, 2004 the Company agreed to issue 200,000 shares of common stock to Photron™ Technologies Ltd. For the license the use and deployment of the USMTM technology for wireless telephony service and satellite communication services in the Republic of the Philippines. The value of the licenses has been placed at $5 per share (average fair value of stock) or $1,000,000. The Company has determined that the useful life for the two licenses acquired in 2004 for total consideration of $1,000,000 should be ten (10) years based upon the term of the licenses in both agreements. Although these licenses provide for renewal for successive five (5) year terms after the initial ten-year term, the renewals are not automatic and provide for additional negotiations between the parties to both license agreements.

The Company has decided to treat the ATP License as having a useful life of fifteen years while its other two licenses, the licenses acquired in 2004, are being treated as having useful lives of ten years and amortized over the useful life once the Company begins to produce revenue from the license.

In March of 2006, the Company made a deposit to Photron for the license for North America in the amount of $1,260,000. Such a deposit was fully expensed as development cost.

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 4: INCOME TAXES

The provision for income taxes has been calculated based on federal and state statutory rates of 34% and 8.85%, respectively. Net operating losses expire twenty years from the time they are incurred for federal tax purposes.

	Years Ended March 31,
	2006	2005
Income Tax Benefit Calculated Using the Statutory Rates	$3,035,531	$422,115
Non-Deductible Expenses	(5,036)	(14,651)
Changes in Valuation Allowance	(3,030,495)	(407,464)
	$—	$—

Temporary differences, which give rise to deferred tax assets and liabilities are as follows:

	Years Ended March 31,
Deferred Tax Asset (Credit)	2006	2005
Depreciation	$(15,003)	$(15,876)
Net Operating Loss	3,643,260	607,729
Valuation Allowance	(3,628,257)	(591,853)
	$—	$—

Net  operating  losses expire twenty years from the time they are incurred for federal tax purposes and will begin to expire in 2023.The net operating losses will begin to expire in the following years and are approximately:

Incured March 31,	Will expire March 31,
2003	2023	$ 577,677
2004	2024	$ 462,000
2005	2025	$1,485,202
2006	2026	$7,619,114

NOTE 5: FIXED ASSETS

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful life of 5 - 7 years on furniture and equipment.

	Year Ended March 31,
	2006	2005
Office Equipment	$80,936	$79,318
Copier	53,000	-0-
Office Furniture	12,918	12,918
Auto	4,000	-0-
Less Accumulated Depreciation	(46,859)	(16,598)
NET PROPERTY AND EQUIPMENT	$103,995	$75,637

Depreciation for the year ending March 31, 2006 and 2005 is $30,260 and $14,638, respectively.

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 6: RELATED PARTY TRANSACTIONS

The major shareholder, Nations Mobile Networks Ltd. (“Nations”) has entered into a Loan Agreement dated September 25, 2003 to advance the Company up to $1,000,000 for operations for a twelve-month period and the agreement was renewed for an additional twelve months on October 1, 2004. The Loan Agreement expired in October 2005 and was renewed on July 12, 2006 for a period of one year under the same terms as the Loan Agreement dated September 25, 2003.

The loan activity was as follows:

	2006	2005
Cash advances	$141,986	$375,111
Equipment Acquisitions	-0-	29,466
Cash Payments	140,495	-0-
Expenses Paid	-0-	73,730
	$1,491	$478,307

These loan advances were converted into the Company’s common stock as follows:

Number of Shares	-0-	417,698

In 2004, the Company purchased licenses from Photron™ Technologies Ltd. (“Photron™”) to use certain technology, valued at $1,000,000, by issuing 200,000 shares of its common stock. On April 1, 2004, Photron™ engaged the Company to provide research assistance for a twelve-month period at $30,000. The Company recognized $360,000 of revenue under this contract in 2005. On May 1, 2005, the Company executed a warrant agreement With Photron™ whereby Photron™ may purchase 5,000,000 shares of the Company’s common stock at $4.00 per Share. The exercise period ends April 30, 2009. These warrants were cancelled in July 2006.

In fiscal year ended March 31, 2005, the Company issued 6,000 shares of its common stock, valued at $30,000 to an attorney, who is considered to be a related party. In fiscal year ended March 31, 2006, the attorney was issued 10,000 shares that were valued at $19,000. The attorney was granted options to purchase shares of the Company’s common stock as follows:

Grant Date	Vesting Date	Number of Shares	Price Per Share
July 2, 2003	March 31, 2005	300,000	$0.02

In June 2005, these options were exercised.

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 7: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended March 31, 2006 and 2005.

	Year Ended March 31,
	2006	2005
Numerator:
Net Income (Loss) From Continuing Operations	$(7,619,114)	$(1,060,590)
Denominator:
Basic Weighted Average Shares Outstanding	85,928,700	82,750,094
Potentially Dilutive Options	-0-	-0-
Denominator for Diluted EPS	85,928,700	82,750,094
Earnings (Loss) Per Share:
Basic and Diluted	$(0.09)	$(0.01)

The option shares and warrants were not included in the computation since they would be anti-dilutive.

NOTE 8: STOCK OPTION PLANS

The Company’s July 1, 2003 stock option plan, October 15, 2003 stock option plan and the 2004 Stock Compensation Plan (the “Plans”) provide for options and other stock-based awards that may be granted to eligible employees, officers, consultants, and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under these Plans. As of March 31, 2005, there remain 1,230,000 shares, which can be issued under the Plans, after giving effect to stock splits and shares issued under the Plans.

Awards of 4,877,000 options granted to employees under the Plans were primarily, intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). The Plan also permits stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or not be subject to the achievement of one or more performance objectives.

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

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 8: STOCK OPTION PLANS (CONTINUED

The Plans are administered by the Board of Directors (the “Board”). The Board has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares, and all of the terms of the awards. The Company may, at any time, amend or terminate the Plans. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of an amendment to the Plans is necessary only when required by applicable law or stock exchange rules.

The following summarizes stock option activity and related information:

	Years Ended March 31,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, Beginning of Year:	850,000	$0.60	850,000	$0.60
Granted	5,350,000	1.00	-0-	0.60
Exercised	(3,770,000)	0.38	—	—
Canceled	(1,200,000)	2.00	—	—
Outstanding, End of Year	1,230,000	$0.59	850,000	$0.60
Exercisable, End of Year	906,734	$1.00	600,000	$0.02

The following summarizes information related to stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.00	1,230,000	0.5	$1.00	906,734	$1.00
	1,230,000	0.5	$1.00	906,734	$1.00

The following table summarizes the warrants outstanding and exercisable at March 31, 2006.

Number of Warrants Outstanding	Exercise Price	Maturity Date
300,000	3.00	7/27/06
600,000	4.00	7/27/06
500,000	1.00	2/07/07
700,000	0.75	2/07/07
1,000,000	0.50	2/07/07

(continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 9: LONG TERM DEBT PAYABLE

On September 25, 2003, the Company entered into a loan agreement with Nations for a line of credit up to $1,000,000 for a period of twelve months as a working capital loan. The loan agreement contained an interest provision of 7% to be accrued quarterly. The Company issued warrants (at fair value on the commitment date) to Nations for 1,000,000 shares to be used to convert the debt to common stock at the rate of $1.00 per share. These warrants were cancelled during fiscal year 2005. The $1.00 per share represents the fair value of the share at the date of the loan commitment. On March 31, 2005, the Company converted $390,761 of advances were converted to common stock at $1.00 per share.

On October 1, 2004, the loan agreement with Nations was renewed and the fair value of the common for one year the stock on that date was $3.25 per share. During the year ended March 31, 2006, $141,986 of advances and $ 140,495 in payments were made. The line of credit expired in October 2005 but was renewed for twelve months on July 12, 2006.

In 2006, the Company financed $30,443 of equipment. The future payments on the equipment finance notes are:

Year	Amount
2007	$16,485
2008	13,356
2009	13,356
2010	13,356
Thereafter	0
$56,553
Less Interest	9,576
Principal	46,977
Less: Current Portion	12,330
Long Term Balance	$34,647

NOTE 10: OPERATING LEASES

Future minimum payments, by year and in the aggregate, under an operating lease for office space and an equipment lease with a remaining term in excess of one year as of March 31, 2006, is as follows:

YEAR
2007	$77,760
2008	76,860
Thereafter	76,860
Total Minimum Lease Payment	$231,480

Rent expense was $111,775 and $123,184 for the years ended March 31, 2006 and 2005, respectively.

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

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

The Company has engaged legal counsel to represent it in these matters and intends to vigorously defend itself against Mr. Narayanan’s allegations and to pursue its claim against Mr. Narayanan. The effect of unfavorable outcome, if any, cannot be estimated.

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 12 - CONVERTIBLE DEBT

On May 10, 2005, the Company entered into a bridge debenture agreement, whereby an investor committed to purchase $3,000,000 of convertible debentures from the Company. The agreement included various terms, including the following:

●	$1,500,000 disbursed at closing

●	$1,500,000 disbursed immediately prior to the Company filing a registration statement

●	10% Interest rate

●	12 Month maturity

●	Secured by all assets of the Company

●	30% Warrant coverage at an exercise price of $3.00, 20% warrant coverage at an exercise price of $4.00

The following table summarizes the warrants outstanding and exercisable at March 31, 2006.

Number of Warrants Outstanding	Exercise Price	Maturity Date
300,000	3.00	7/27/06
600,000	4.00	7/27/06
500,000	1.00	2/07/07
700,000	0.75	2/07/07
1,000,000	0.50	2/07/07

The Company received the initial amount at closing on July 25, 2005. The Company received the second amount of funding of the bridge debenture agreement on October 27, 2005 in the amount of $1,500,000.

On February 8, 2006 the Company received an additional $500,000 and reached an agreement to restructure the original agreement to contain a variable conversion price equal to 75% of the volume weighted average price and to have a 36 month maturity. The modified agreement also called for the issuance of 2,200,000 at prices of $.50, $.75, and $1.00.

The beneficial conversion of the debenture was computed as $880,036 and was expensed.

The warrants were valued at $2,355,000 and recorded as a part of the debt issue cost as a reduction of the liability and to be amortized over the 36 months. A total of $551,197 was paid for commissions and expenses and shown as a reduction of the debt and is being amortized over 36 months or the length of the debt. A total of $1,333,286, including $800,036 above, has been amortized for the period ended March 31, 2006.

The convertible debenture is convertible into shares of the Company’s common stock at 75% of the asking price in the OTCBB on the date of conversion. Interest in the amount of $176,849 has been charged to interest expense during the year ended March 31, 2006.

NOTE 13 - SUBSEQUENT EVENTS

On May 18, 2006, the Company signed an agreement with Photron for the licensing rights for the USM North America for $4.0 million payable in $3.0 million in cash and $1.0 million in the Company’s restricted stock at market value. As March 31, 2006, the Company has paid $1,260,000 towards this USMTM license, which was expensed as development cost. On July 14, 2006, the Company renewed its revolving line of credit of $1,000,000 from Nations Mobile.