Form 10QSB
period 2006-06-30
AEROTELESIS INC
filed 2006-08-16
CIK 17544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding as of June 30, 2006
Common stock, $0.00008 par value	89,255,931

Transitional Small Business Disclosure Format (check one):  ☐ Yes ☒ No

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

aeroTelesis Inc.
A Development Stage Enterprise
Balance Sheets

A S S E T S

	June 30	March 31
	2006	2006
	(Unaudited)
Current Assets
Cash	$1,190	$67,823
Prepaid Insurance	16,281	28,493

Total Current Assets	17,471	96,316

Fixed Assets:
Equipment under Capital Lease	30,832	30,832
Furniture & Fixtures	120,022	120,022
Accumulated Depreciation	(54,402)	(46,859)
Total Fixed Assets	96,452	103,995

Other Assets:
Deposits	26,784	26,784
Licenses, net	2,698,781	2,698,781
Total Other Assets	2,725,565	2,725,565

Total Assets	$2,839,488	$2,925,876

L I A B I L I T I E S

Current Liabilities
Accounts Payable and Accrued Expenses	$523,394	$312,677
Notes Payable - Current	11,999	21,360
Capital Lease Payable - Current	9,272	12,330
Total Current Liabilities	544,665	346,367

Long-Term Liabilities
Convertible Debenture	3,430,000	3,556,665
Loan Costs, net of accumulated amortization	(2,389,160)	(2,633,726)
Notes Payable - Non-Current	151,194	-
Capital Lease Payable - Non-Current	34,647	34,647
Total Long-Term Liabilities	1,226,681	957,586

Total Liabilities	1,771,346	1,303,953

Commitments and Contingencies

S T O C K H O L D E R S ' E Q U I T Y

Preferred Stock	-	-
2,000,000 authorized, par value $.001
no shares issued and outstanding
Common Stock	7,140	7,072
200,000,000 authorized, par value $.00008 89,255,931 and 88,397,794 shares issued and outstanding
Additional Paid-in-Capital	11,104,119	10,876,239
Deficit accumulated during the development stage	(10,043,117)	(9,261,388)
Total Stockholders' Equity	1,068,142	1,621,923
Total Liabilities and Stockholders' Equity	$2,839,488	$2,925,876

The accompanying notes are an integral part of the financial statements.

aeroTelesis Inc.
A Development Stage Enterprise
Statements of Operations
(Unaudited)

			Cumulative
			During the
	Three Months Ended		Development
	June 30	June 30	Stage
	2006	2005	Through 6/30/06

Revenues:
Revenues	$-	$8,600	$478,090
Total Revenues	$-	$8,600	$478,090

Expenses:
Cost of Revenues	$-	$-	$17,349
Options/Warrants Expense - Non Cash	101,283	478,575	1,864,091
Non Cash Consulting Fees	-	-	1,345,900
Research & Development	28,000	-	1,288,000
Legal & Professional Fees	122,646	176,101	1,848,834
Payroll Expenses	52,154	26,598	540,413
Travel	5,695	1,642	455,008
Operating Expenses	21,839	25,910	373,741
Rent	22,340	33,460	313,421
Consulting Fees	99,503	-	347,946
Depreciation Expense	7,542	7,335	54,400
Insurance	14,223	-	45,555
Total Expenses	475,225	749,621	8,494,658

Net Loss from Operations	$(475,225)	$(741,021)	$(8,016,568)

Other Income (Expenses):
Reimbursement of Expenses	$30,000	$-	$30,000
Amortization of Loan Costs	(244,566)	-	(1,577,852)
Interest Expense	(91,938)	(4,520)	(279,983)
Other Income (Expenses)	-	628	(198,714)
Total Other Income (Expenses)	(306,504)	(3,892)	(2,026,549)

Loss Before Income Tax Expense	(781,729)	(744,913)	(10,043,117)

Provision for Income Taxes:

Provision for Income Taxes	-	-	-

Net Loss	$(781,729)	$(744,913)	$(10,043,117)

Basic and Diluted Loss Per Common Share	(0.01)	(0.01)

Weighted Average number of Common Shares	88,991,294	83,546,411
used in per share calculations

The accompanying notes are an integral part of the financial statements.

aeroTelesis Inc.
A Development Stage Enterprise
Statements of Cash Flows
(Unaudited)

			Cumulative
	Three Months Ended		During the
	June 30	June 30	Development
	2006	2005	Stage

Cash Flows from Operating Activities:

Net Loss	$(781,729)	$(744,913)	$(10,043,117)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation	7,542	7,335	54,401
Shares for Services	-	-	1,782,957
Options for Services	101,283	478,575	1,864,091
Amortization of Loan Cost	(244,566)	-	1,577,852
Other Non-Cash Expenses	-	20,000	182,754
Changes in operating assets and liabilities:
Receivables	-	3,535	54,000
Deposits	-	(165)	(26,784)
Prepaid Insurance	12,211	-	1,824
Related Party Payable	-	(8,600)	8,600
Accounts Payable and Accrued Expenses	210,719	113,728	559,422
Net Cash Used In Operating Activities	$(694,540)	$(130,505)	$(3,984,000)

Cash Flows from Investing Activities:

Capital Expenditures	-	(3,937)	(89,436)
Licenses	-	-	(67,613)
Net Cash Used in Investing Activities	$-	$(3,937)	$(157,049)

Cash Flows from Financing Activities:
Common Stock	-	14,548	96,040
Convertible Debenture	-	-	2,900,758
Note Payable	(7,870)	-	20,306
Capital Leases Paid	(3,058)	-	(16,208)
Revolving Line of Credit Advance	149,703	118,120	1,121,474
Note Payable Directors	-	-	19,869
Stock Subscrition Receivable	-	7,500	-
Net Cash Provided from Financing Activities	$138,775	$140,168	$4,142,239

Net Increase (Decrease) in Cash	$(555,765)	$5,726	$1,190

Cash Balance, Begin Period	67,823	1,913	-
Cash Balance, End Period	$1,190	$7,639	$1,190

Supplemental Disclosures:
Cash Paid for interest	$4,224	$-	$117,699
Cash Paid for income taxes	$-	$-	$-

Non-Cash Transaction:
Stock Issued for Services	$-	$20,000	$1,782,957
Stock Issued for Debt	$-	$-	$1,092,139
Accounts Payable	$-	$-	$57,541
Stock Issued as fees to raise capital	$-	$-	$1,400,000
Long Term Debt Used to Acquire Equipment	$-	$50,680	$61,418
Stock Issued for Convertible Debt	$126,666	$-	$126,666

The accompanying notes are an integral part of the financial statements.

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited interim financial statements of aeroTelesis, Inc. (the “Company”) as of June 30, 2006 and for the three months ended June 30, 2006 and 2005, included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2006 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2006, and the results of its operations for the three months ended June 30, 2006 and 2005 and the developmental period, and its cash flows for the three months ended June 30, 2006 and 2005 and during the developmental period.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of March 31, 2006 and related notes included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”).

Organization

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

In October 2003, the Company acquired all issued and outstanding shares of Aerotelesis Philippines, Inc. (“ATP”), a British Virgin Islands company, in exchange for the issuance of 75,000,000 shares of the Company’s common stock to the sole shareholder of ATP, Nations Mobile Networks Ltd. (“Nations”), formerly known as Aerotelesis Ltd. (“ATL”). As a result of this transaction, ATP became a wholly-owned subsidiary of the Company. Nations holds 57,010,945 shares (63.9%) of the 89,255,931 fully diluted outstanding shares of common stock of the Company as of June 30, 2006.

In addition to ATP, the Company has two other subsidiaries: Aerotelesis IP Networks, Inc. and Aerotelesis Satellite Networks Inc., both Delaware corporations.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. We have a working capital deficit with no revenues anticipated for the near term. Management believes we will need to raise capital in order to operate over the next 12 months. As shown in the accompanying financial statements, we also have incurred significant losses since inception. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives. We may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet our financial requirements over the next twelve months and to fund our business plan. There is no assurance that we will be successful in raising additional funds.

(continued)

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of preparation and presentation

The accompanying financial statements have been prepared to reflect the legal acquisition on October 2, 2003 of aeroTelesis Philippines Inc ("ATP") by aeroTelesis Inc., formerly Pacific Realm Inc. ("Company") (the "Acquisition"). The financial statements of the Company give effect to the Acquisition under which the shareholders of ATP exchanged all of their common shares of ATP for common shares of the Company.

Notwithstanding its legal form, the Acquisition has been accounted for as a reverse takeover, as the former shareholders of ATP own in aggregate approximately 63.9% of the common shares of the Company, and so are now the majority shareholders of the Company. Also, as the Company was a company with nominal net non-monetary assets, the Acquisition has been accounted for as an issuance of stock by the Company accompanied by a recapitalization

Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” during the quarter ended June 30, 2006. Please refer to Note 3.

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

NOTE 2: COMMON STOCK

The company has a total of 200,000,000 authorized common shares, with a par value of $0.00008 and 2,000,000 preferred shares, with a par value of $.001 per share and with 89,255,931 common shares issued and outstanding and no preferred shares issued and outstanding as of June 30, 2006.

During the quarter ended June 30, 2006, the Company issued the following shares of its common stock:

•
In May and June 2006, a total of 858,137 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced.

(continued)

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 3: STOCK-BASED COMPENSATION

During the quarter ended June 30, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation to employees using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensations cost, if any, was measured as the excess of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, amended by SFAS 148, Accounting For Stock-Based Compensation - Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation; however, it allowed an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25.

If the fair value of the stock options granted to employees during a fiscal year had been recognized as compensation expense on straight-line basis over the vesting period of the grants, the following table illustrated how stock-based compensation costs would have impacted our net income and earnings per common share for the quarter ended June 30, 2005:

Three Months Ended June 30, 2005
(Unaudited)
Net Income (Loss) as Reported	$(744,913)
Deduct: Stock Based Compensation
Costs, Net of Taxes Under SFAS 123	(49,914)

Pro Forma Net Income (Loss)	$(794,827)

Per Share Information:
Basic, as Reported	$(0.01)
Basic, Pro Forma	$(0.01)
Diluted, as Reported	$(0.01)
Diluted, Pro Forma	$(0.01)

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the quarter ended June 30, 2005:

Three Months Ended June 30, 2005
(Unaudited)
Expected Life (Years)	2.96
Risk Free Interest Rate	3.82%
Volatility	108%
Dividend Yield	–%

There were no options issued during the quarter ended June 30, 2006.

(continued)

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 4: LONG TERM DEBT

On July 12, 2006, the Company renewed a loan agreement the Company’s majority stockholder with Nations Mobile Networks, LTD. (“Nations”) for a line of credit up to $1,000,000 for a period of twelve months as a working capital loan. The loan agreement contained an interest provision of 7% to be accrued quarterly.

NOTE 5: CONVERTIBLE DEBT

On May 10, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP and Highgate House Funds, Ltd., pursuant to which they committed to purchase $3,000,000 of convertible debentures from the Company.

On February 8, 2006, the Company entered into an Amended and Restated Securities Purchase Agreement with Cornell Capital Partners, LP whereby the Company agreed to amend and restate the secured convertible debentures the Company previously issued to Cornell Capital Partners, LP and Highgate House Funds, Ltd. on May 10, 2005. Prior to entering into the Securities Purchase Agreement, the Company issued secured convertible debentures to Cornell Capital Partners, LP and Highgate House Funds, Ltd. in the principal aggregate amount equal to $3,000,000 which was funded on July 25, 2005. On February 8, 2006, Highgate House Funds, Ltd. assigned all of its interests in its debentures to Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, dated February 8, 2006, Cornell Capital Partners, LP provided the Company an additional $500,000 in secured convertible debentures which was funded on February 8, 2006. The $3,000,000 in secured convertible debentures and the additional $500,000 in secured convertible debentures were consolidated into new secured convertible debentures along with the accrued and unpaid interest. The debentures are secured by substantially all of the Company’s assets. Cornell Capital Partners, LP has the ability to foreclose on our assets if an event of default occurs pursuant to the underlying documents and is not remedied by the Company or waived by Cornell Capital Partners, LP. The secured convertible debentures have a 36-month term and accrue annual interest of 10%. The secured convertible debentures may be redeemed by the Company at any time, in whole or in part. The Company will pay a redemption premium of 20% of the amount redeemed in addition to the principle amount being redeemed plus interest. The secured convertible debentures are convertible at the holder’s option at a conversion price equal to 80% of the lowest volume weighted average price of our common stock for the five trading days immediately proceeding the conversion date.

In connection with the Securities Purchase Agreement, the Company issued Cornell Capital Partners, LP three warrants, each of which is exercisable for a period of five years. The first warrant is for the purchase 500,000 shares of our common stock at an exercise price of $1.00. The second warrant is for to purchase 700,000 shares of our common stock at an exercise price of $0.75. The third warrant is for the purchase 1,000,000 shares of our common stock at an exercise price of $0.50.

The following table summarizes the warrants outstanding and exercisable at June 30, 2006.

	Number of Warrants Outstanding	Exercise Price	Maturity Date
	300,000	3.00	7/27/06
	600,000	4.00	7/27/06
	500,000	1.00	2/07/07
	700,000	0.75	2/07/07
	1,000,000	0.50	2/07/07
TOTAL	3,100,000

The Company received $1,500,000 at closing on July 25, 2005. October 27, 2005, the Company received a second tranche in the amount of $1,500,000.

(continued)

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 5: CONVERTIBLE DEBT (CONTINUED)

The warrants were valued at $2,355,000 and recorded as a part of the debt issue cost as a reduction of the liability and to be amortized over the 36 months. A total of $551,197 was paid for commissions and expenses and shown as a reduction of the debt and is being amortized over 36 months or the length of the debt. A total of $244,566 has been amortized for the quarter ended June 30, 2006.

In May and June 2006, a total of 858,137 shares of common stock were issued to Cornell Capital Partners, LP. The 858,137 shares of common stock were issued at a 20% discount to the lowest weighted average price of our common stock for the five trading days immediately proceeding the conversion date. The convertible debenture liability was reduced by $126,665, from $3,556,665 to $3,430,000. Interest in the amount of $ 87,714 has been charged to interest expense during the quarter ended June 30, 2006.

NOTE 6: LEGAL PROCEEDINGS

On January 13, 2005, the Company filed suit in Los Angeles County against its former CEO and Director, Jagan Narayanan, alleging breach of contract, fraud, breach of fiduciary duty and seeking equitable relief in the form of a declaratory judgment that the Company owes him no salary or any stock options. On February 18, 2005, Mr. Narayanan filed a counter-lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan’s case seeks damages and penalties for unpaid wages in an amount of $70,000 and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May 2005 that venue was proper in Alameda Country (where the defendant lives). The case was subsequently transferred to Alameda Country (Alameda County Case is No. HG05-199556). The Company has engaged legal counsel to represent it in these matters and intends to vigorously defend itself against Mr. Narayanan’s allegations and to pursue its claims against Mr. Narayanan. As of June 30, 2006, the Company continues its litigation with Jagan Narayanan. There have been no material developments for the period ended June 30, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

aeroTelesis is a Delaware corporation and is currently trading on the OTCBB under the symbol AOTL.

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

In October 2003, the Company acquired all issued and outstanding shares of Aerotelesis Philippines, Inc. (“ATP”), a British Virgin Islands company, in exchange for the issuance of 75,000,000 shares of the Company’s common stock to the sole shareholder of ATP, Nations Mobile Networks Ltd. (“Nations”), formerly known as Aerotelesis Ltd. (“ATL”). As a result of this transaction, ATP became a wholly-owned subsidiary of the Company. Nations holds approximately 63.9% of the fully diluted outstanding shares of common stock of the Company.

In addition to ATP, the Company has two other subsidiaries: Aerotelesis IP Networks, Inc. and Aerotelesis Satellite Networks Inc., both Delaware corporations.

Business Strategy

At the present time, aeroTelesis has streamlined and focused its business model to align it with others in the satellite industry value chain, including satellite operators, system integrators, application developers and equipment manufacturers. Our initial strategy is to offer their exclusively licensed USMTM technology to satellite partners, providing them with a tool that enhances its bandwidth capacity. One of our main goals is to provide major satellite operators an ability to lower their ongoing capital expenditures by increasing the utilization of their current bandwidth by a factor of 25 times or more.

We intend to attempt to join forces with major satellite operators in some form of partnership whereby we provide the USMTM technology capability and support and the satellite operators provide the satellite capacity, sales, marketing, distribution, installation and customer support for our clients.

We renewed our revolving line of credit of $1,000,000 from Nations Mobile on July 12, 2006. We believe that additional sources of financing will come from private placements of common stock.

Results of Operations For The Three Months Ended June 30, 2006 Compared To The Three Months Ended June 30, 2005

Revenues

For the three months ended June 30, 2006, we had no revenues compared to revenues of $8,600 for three months ended June 30, 2005. Our lack of revenues for the three months ended June 30, 2006 is due to the expiration of a consulting agreement and our focus on the development of USM with our licensor, Photron™.

Expenses

Our expenses for the quarter ended June 30, 2006, were composed of depreciation expense of $7,542, insurance expense of $14,223, consulting fees of $99,503, amortization of loan costs of $244,566, payroll expenses of $52,154, rent expense of $22,340, travel expenses of $5,695, legal and professional fees of $122,646, operating expenses of $21,839, interest expense of $91,938, research and development expense of $28,000, non cash options/warrants expense of $101,283 and reimbursement of expenses of $30,000. Our expenses for the quarter ended June 30, 2005 consisted of legal and professional fees of $176,101, payroll expenses of $26,598, rent expense of $33,460, operating expenses of $25,910, travel expense of $1,642, depreciation expense of $7,335, non cash options/warrants expense of $478,575, interest expense of $4,520, and other income (expenses) of $628. The decrease in expenses of 3.7% for the quarter ended June 30, 2006 as compared to the expenses for the quarter ended June 30, 2005 is primarily due to decrease in non cash options/warrants expense and decrease in legal and professional fees.

Net Loss

We realized a net loss of $781,729 from operations for the three month period ended June 30, 2006 compared to a net loss of $744,913 for the three month period ended June 30, 2005. The increase in net loss of 4.9% for the three month period ended June 30, 2006 was due to the decrease in expenses described above. The net loss per share for the three month period ended June 30, 2006 was $0.01 per share compared to a net loss per share of $0.01 for the three month period ended June 30, 2005.

Liquidity And Capital Resources

As of June 30, 2006, we had negative working capital of $527,194 consisting of $17,471 in current assets and $544,665 in current liabilities.

Our assets as of June 30, 2006 were $2,839,488 compared to total assets of $2,925,876 as of March 31, 2006. The difference is due to the increase in accumulated depreciation, decrease in cash, and decrease in prepaid insurance. As of June 30, 2006, our current assets were comprised of $1,190 of cash, and $16,281 or prepaid insurance. Our assets, in addition to our current assets, consisted of furniture and fixtures of approximately $65,620, net of depreciation, deposits of $26,784 and net licenses of approximately $2,698,781, which consists of three licenses listed under Other Assets. The three licenses are the AeroTelesis Philippines Inc. license for approximately $1,700,000 and two licenses from Photron™ to utilize and deploy USM-based products and systems for satellite communication services in the Philippines. We paid $500,000 in 2004 for each Photron license, respectively. The two Photron licenses are treated as having a useful life of ten years based upon the agreements we have with Photron which are for ten years with renewal provisions that are not automatic. The useful life of the AeroTelesis Philippines, Inc. license has been set at 15 years which is the term of years remaining on the franchise held by our local partner in the Philippines.

Our total liabilities as of June 30, 2006 were $1,771,346 compared to liabilities as of March 31, 2006 of $1,303,953. This increase of total liabilities of $467,393 from the prior fiscal year ended March 31, 2006 is primarily due to an increase in accounts payable and accrued expenses of $210,717 and an increase in notes payable-non current portion of $151,194.

Total shareholders’ deficit accumulated in the development stage increased to $10,043,117 as of June 30, 2006 from $9,261,388 as of March 31, 2006. The increase in deficit of $781,729 is due to the net loss of $781,729 for the three month period ended June 30, 2006.

On February 8, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners, LP whereby we agreed to amend and restate the secured convertible debentures we previously issued to Cornell Capital Partners, LP and Highgate House Funds, Ltd. Prior to entering into the Securities Purchase Agreement, we issued secured convertible debentures to Cornell Capital Partners, LP and Highgate House Funds, Ltd. in the principal aggregate amount equal to $3,000,000 which was funded on July 25, 2005. On February 8, 2006, Highgate House Funds, Ltd. assigned all of its interests in its debentures to Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, dated February 8, 2006, Cornell Capital Partners, LP provided us an additional $500,000 in secured convertible debentures which was funded on February 8, 2006. The $3,000,000 in secured convertible debentures and the additional $500,000 in secured convertible debentures were consolidated into new secured convertible debentures along with the accrued and unpaid interest. The debenture is secured by substantially all our assets. Cornell Capital Partners, LP has the ability to foreclose on our assets if an event of default occurs pursuant to the underlying documents and is not remedied by us or waived by Cornell Capital Partners, LP. The secured convertible debentures have a 36-month term and accrue annual interest of 10%. The secured convertible debentures may be redeemed by us at any time, in whole or in part. We will pay a redemption premium of 20% of the amount redeemed in addition to the principle amount being redeemed plus interest. The secured convertible debentures are convertible at the holder’s option at a conversion price equal to 80% of the lowest volume weighted average price of our common stock for the five trading days immediately proceeding the conversion date.

In May and June 2006, a total of 858,137 shares of stock were issued to Cornell Capital pursuant to the Securities Purchase Agreement at a 20% discount to the lowest daily VWAP (Volume Weight Average Price) of the common stock during the 5 trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. We have a working capital deficit with no revenues anticipated for the near term. Management believes we will need to raise approximately $2,000,000 in order to operate over the next 12 months. As shown in the accompanying financial statements, we also have incurred significant losses since inception. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives. We may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet our financial requirements over the next twelve months and to fund our business plan. There is no assurance that we will be successful in raising additional funds.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

The Company’s Principal Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report, have concluded that as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Accounting and Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls:

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On January 13, 2005, the Company filed suit in Los Angeles County against its former CEO and Director, Jagan Narayanan, alleging breach of contract, fraud, breach of fiduciary duty and seeking equitable relief in the form of a declaratory judgment that the Company owes him no salary or any stock options. On February 18, 2005, Mr. Narayanan filed a counter-lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan’s case seeks damages and penalties for unpaid wages and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May 2005 that venue was proper in Alameda Country (where the defendant lives) so the Company’s case has been transferred there. The Company has engaged legal counsel to represent it in these matters and intends to vigorously defend itself against Mr. Narayanan’s allegations and to pursue its claims against Mr. Narayanan. As of June 30, 2006, the Company continues its litigation with Jagan Narayanan. There have been no material developments for the period ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 8, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners, LP whereby we agreed to amend and restate the secured convertible debentures we previously issued to Cornell Capital Partners, LP and Highgate House Funds, Ltd. Prior to entering into the Securities Purchase Agreement, we issued secured convertible debentures to Cornell Capital Partners, LP and Highgate House Funds in the principal aggregate amount equal to $3,000,000 which was funded on July 25, 2005. On February 8, 2006, Highgate House Funds assigned all of its interests in its debentures to Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, dated February 8, 2006, Cornell Capital Partners, LP provided us an additional $500,000 in secured convertible debentures which was funded on February 8, 2006. The $3,000,000 in secured convertible debentures and the additional $500,000 in secured convertible debentures were consolidated into new secured convertible debentures along with the accrued and unpaid interest. The debenture is secured by substantially all our assets. Cornell Capital Partners, LP has the ability to foreclose on our assets if an event of default occurs pursuant to the underlying documents and is not remedied by us or waived by Cornell Capital Partners, LP. The secured convertible debentures have a 36-month term and accrue annual interest of 10%. The secured convertible debentures may be redeemed by us at any time, in whole or in part. We will pay a redemption premium of 20% of the amount redeemed in addition to the principle amount being redeemed plus interest. The secured convertible debentures are convertible at the holder’s option at a conversion price equal to 80% of the lowest volume weighted average price of our common stock for the five trading days immediately proceeding the conversion date.

  In May and June 2006, a total of 858,137 shares of stock were issued to Cornell Capital Partners, LP pursuant to the Securities Purchase Agreement, at a 20% discount to the lowest daily VWAP (Volume Weight Average Price) of the common stock during the 5 trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) The following exhibits are filed as part of this filing:

Exhibit No	Description	Location
3.1	Certificate of Incorporation of aeroTelesis, Inc.	Filed as an exhibit to the Company’s Form 10-QSB filed on November 15, 2005
3.2	Amended By-Laws of aeroTelesis, Inc.	Filed as an exhibit to the Company’s Form 10-QSB filed on November 15, 2005
10.1	Amended and Restated Secured Convertible Debenture dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006
10.2	Amended and Restated Secured Convertible Debenture dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006
10.3	Secured Convertible Debenture dated as of July 25, 2005 issued to Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006
10.4	Amended and Restated Securities Purchase Agreement dated as of February 8, 2006 between the Company and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006
10.5	Amended and Restated Security Agreement dated as of February 8, 2006 between the Company and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006
10.6	Amended and Restated Pledge and Escrow Agreement dated February 8, 2006 among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq.	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006
10.7	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis Philippines, Inc. and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006
10.8	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis Satellite Networks, Inc. and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006
10.9	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis IP Networks, Inc. and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006
10.10	Assignment Agreement dated as of February 8, 2006 between Cornell Capital Partners, LP and Highgate House Funds, Ltd.	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006
10.11	Warrant issued to Nutmeg Group, LLC	Filed as an exhibit to the Company’s Form SB-2 filed on March 15, 2006
31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

(b) Reports of Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

AEROTELESIS, INC

August 14, 2006	By:	/s/ Milton Hahn
Milton Hahn Chief Executive Officer

August 14, 2006	By:	/s/ Joseph Gutierrez
Joseph Gutierrez President, Chief Financial Officer and Principal Accounting Officer