Form 10QSB
period 2006-09-30
AEROTELESIS INC
filed 2006-11-20
CIK 17544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding as of September 30, 2006
Common stock, $0.00008 par value	90,616,181

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

AEROTELESIS, INC.
A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEETS

ASSETS
	September 30	March 31
	2006	2006
	(Unaudited)
Current Assets
Cash	$-	$67,823
Other Receivable	54	-
Prepaid Expenses	100,000	-
Prepaid Insurance	-	28,493
Total Current Assets	100,054	96,316

Fixed Assets:
Equipment under Capital Lease	30,832	30,832
Furniture & Fixtures	120,022	120,022
Accumulated Depreciation	(61,945)	(46,859)
	88,909	103,995
Total Fixed Assets

Other Assets:
Deposits	26,784	26,784
Licenses, net	2,698,781	2,698,781
Total Other Assets	2,725,565	2,725,565
Total Assets	$2,914,528	$2,925,876

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Expenses	$830,674	$312,677
Cash Overdraft	242	-
Notes Payable - Current	201,194	21,360
Capital Lease Payable - Current	9,273	12,330
Total Current Liabilities	1,041,383	346,367

Long-Term Liabilities
Convertible Debenture	3,405,000	3,556,665
Loan Costs, net of accumulated amortization	(2,144,594)	(2,633,726)
Notes Payable - Non-Current	-	-
Capital Lease Payable - Non-Current	31,493	34,647
Total Long-Term Liabilities	1,291,899	957,586

Total Liabilities	2,333,282	1,303,953

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred Stock	-	-
2,000,000 authorized shares, par value $.001 no shares issued and outstanding
Common Stock	7,249	7,072
200,000,000 authorized, par value $.00008 90,616,181 and 88,397,794 shares issued and outstanding
Additional Paid-in-Capital	11,356,810	10,876,239
Deficit accumulated during the development stage	(10,782,813)	(9,261,388)
Total Stockholders' Equity	581,246	1,621,923
Total Liabilities and Stockholders' Equity	$2,914,528	$2,925,876

See accompanying notes.

AEROTELESIS, INC.
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					During the
	Three Months Ended		Six Months Ended		Development
	September 30		September 30		Stage
	2006	2005	2006	2005	Through 9/30/06

Revenues:
Revenues	$-	$-	$-	$8,600	$478,090
Total Revenues	$-	$-	$-	$8,600	$478,090

Expenses:
Cost of Revenues	$-	$-	$-	$-	$17,349
Options/Warrants Expense - Non Cash	92,463	(121,345)	193,746	357,230	1,956,554
Non Cash Consulting Fees	20,000	-	20,000	-	1,365,900
Research & Development	-	550,000	28,000	550,000	1,288,000
Legal & Professional Fees	58,608	634,574	181,254	810,675	1,907,442
Payroll Expenses	37,400	73,934	89,554	100,532	577,813
Travel	176	38,428	5,871	40,070	455,184
Operating Expenses	11,767	22,557	33,606	48,466	385,501
Rent	19,941	31,225	42,281	64,685	333,368
Consulting Fees	100,000	-	199,503	-	447,946
Depreciation Expense	7,543	7,492	15,085	14,827	61,943
Insurance	12,271	-	26,494	-	57,826
Total Expenses	360,169	1,236,865	835,394	1,986,485	8,854,826

Net Loss from Operations	$(360,169)	$(1,236,865)	$(835,394)	$(1,977,885)	$(8,376,736)

Other Income (Expenses):
Reimbursement of Expenses	$(40,000)	$-	$(10,000)	$-	$(10,000)
Amortization of Loan Costs	(244,566)	-	(489,132)	-	(1,822,418)
Interest Expense	(94,962)	(263,923)	(186,900)	(268,443)	(374,945)
Other Income (Expenses)	2	2,185	2	2,813	(198,714)
Total Other Income (Expenses)	(379,526)	(261,738)	(686,030)	(265,630)	(2,406,077)

Loss Before Income Tax Expense	(739,695)	(1,498,603)	(1,521,424)	(2,243,515)	(10,782,813)

Provision for Income Taxes:

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(739,695)	$(1,498,603)	$(1,521,424)	$(2,243,515)	$(10,782,813)

Basic and Diluted Loss Per Common Share	(0.01)	(0.02)	(0.02)	(0.03)

Weighted Average number of Common Shares	90,382,841	84,779,711	89,690,870	84,292,711
used in per share calculations

See accompanying notes.

AEROTELESIS, INC.
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
	Six Months Ended		During the
	September 30	September 30	Development
	2006	2005	Stage

Cash Flows from Operating Activities:

Net Loss	$(1,521,424)	$(2,243,515)	$(10,782,813)
Adjustment to reconcile net income(loss) to net cash
provided by (used in) operating activities
Depreciation	15,085	14,827	61,944
Shares for Services	20,000	467,567	1,802,957
Options for Services	193,746	357,230	1,956,554
Amortization of Loan Cost	489,132	-	1,822,418
Other Non-Cash Expenses	-	233,750	182,754
Changes in operating assets and liabilities:
Receivables	(54)	(6,865)	53,946
Deposits	-	(162)	(26,784)
Prepaid Insurance	28,492	-	18,095
Related Party Payable	-	(8,600)	8,600
Accounts Payable and Accrued Expenses	521,336	(38,575)	851,387

Net Cash Used In Operating Activities	$(253,687)	$(1,224,343)	$(4,050,942)

Cash Flows from Investing Activities:

Capital Expenditures	-	(7,938)	(89,436)
Licenses	-	-	(67,613)

Net Cash Used in Investing Activities	$-	$(7,938)	$(157,049)

Cash Flows from Financing Activities:
Common Stock	-	53,050	96,040
Convertible Debenture	-	1,257,300	2,900,758
Note Payable	(7,870)	(4,543)	20,306
Capital Leases Paid	(6,211)	-	(19,361)
Revolving Line of Credit Advance	199,703	141,986	1,326,637
Revolving Line of Credit Payments	-	(136,500)	(136,500)
Note Payable Directors	-	-	19,869
Stock Subscrition Receivable	-	7,500	-

Net Cash Provided from Financing Activities	$185,622	$1,318,793	$4,207,749

Net Increase (Decrease) in Cash	$(68,065)	$86,512	$(242)

Cash Balance, Begin Period	67,823	1,913	-

Cash Balance, End Period	$(242)	$88,425	$(242)

Supplemental Disclosures:
Cash Paid for interest	$9,337	$2,011	$127,036
Cash Paid for income taxes	$-	$-	$-

Non-Cash Transaction:
Stock Issued for Services	$120,000	$467,567	$1,802,957
Stock Issued for Debt	$-	$-	$1,092,139
Accounts Payable	$15,336	$-	$72,877
Stock Issued as fees to raise capital	$-	$-	$1,400,000
Long Term Debt Used to Acquire Equipment	$-	$50,680	$61,418
Stock Issued for Convertible Debt	$151,666	$-	$151,666

See accompanying notes.

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited interim financial statements of aeroTelesis, Inc. (the “Company”) as of September 30, 2006 for the three and six months ended September 30, 2006 and 2005, included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2006 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2006, and the results of its operations for the three and six months ended September 30, 2006 and 2005 and the developmental period, and its cash flows for the three and six months ended September 30, 2006 and 2005 and during the developmental period.

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

In October 2003, the Company acquired all issued and outstanding shares of Aerotelesis Philippines, Inc. (“ATP”), a British Virgin Islands company, in exchange for the issuance of 75,000,000 shares of the Company’s common stock to the sole shareholder of ATP, Nations Mobile Networks Ltd. (“Nations”), formerly known as Aerotelesis Ltd. (“ATL”). As a result of this transaction, ATP became a wholly-owned subsidiary of the Company. Nations holds 53,872,445 shares (59.5%) of the 90,616,181 fully diluted outstanding shares of common stock of the Company as of September 30, 2006.

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
SEPTEMBER 30, 2006
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

Notwithstanding its legal form, the Acquisition has been accounted for as a reverse takeover, as the former shareholders of ATP own in aggregate approximately 59.5% of the common shares of the Company, and are the majority shareholders of the Company. Also, as the Company was a company with nominal net non-monetary assets, the Acquisition has been accounted for as an issuance of stock by the Company accompanied by a recapitalization.

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

NOTE 2: COMMON STOCK

The company has a total of 200,000,000 authorized common shares, with a par value of $0.00008 and 2,000,000 preferred shares, with a par value of $.001 per share and with 90,616,181 common shares issued and outstanding and no preferred shares issued and outstanding as of September 30, 2006.

During the quarter ended September 30, 2006, the Company issued the following shares of its common stock:

•
On September 14, 2006, a total of 250,250 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced.

•
On July 28, 2006, a total of 960,000 shares of common stock were issued for consulting services. The shares were recorded at $120,000 for services over a twelve month period. Two months were recorded as non-cash consulting fees and the balance was recorded as Prepaid Expenses.

•	On September 8, 2006 a total of 150,000 shares of common stock were issued to an attorney for his outstanding payable in the amount of $15,336.
(continued)

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 3: STOCK-BASED COMPENSATION

During the quarter ended June 30, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation to employees using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation cost, if any, was measured as the excess of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, amended by SFAS 148, Accounting For Stock-Based Compensation - Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation; however, it allowed an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25.

If the fair value of the stock options granted to employees during a fiscal year had been recognized as compensation expense on straight-line basis over the vesting period of the grants, the following table illustrated how stock-based compensation costs would have impacted our net income and earnings per common share for the quarter ended September 30, 2005:

Three Months Ended
September 30, 2005
Unaudited

Net Income (Loss) as Reported	$(1,498,608)
Deduct: Stock Based Compensation Costs, Net of Taxes Under SFAS 123	(221,426)

Pro Forma Net Income Loss	$(1,720,029)
Basic, as Reported	$(0.02)
Basic, Pro Forma	$(0.02)
Diluted, as Reported	$(0.02)
Diluted, Pro Forma	$(0.02)

There were no options issued during the quarter ended September 30, 2006.

(continued)

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 4: LONG TERM DEBT

On July 12, 2006, the Company renewed a loan agreement the Company’s majority stockholder with Nations Mobile Networks, LTD. (“Nations”) for a line of credit up to $1,000,000 for a period of twelve months as a working capital loan. The loan agreement contained an interest provision of 7% to be accrued quarterly. The balance of the note as of September 30, 2006 is $201,194 with $5,073 in accrued interest.

NOTE 5: CONVERTIBLE DEBT

On May 10, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP and Highgate House Funds, Ltd., pursuant to which they committed to purchase $3,000,000 of convertible debentures from the Company.

On February 8, 2006, the Company entered into an Amended and Restated Securities Purchase Agreement with Cornell Capital Partners, LP whereby the Company agreed to amend and restate the secured convertible debentures the Company previously issued to Cornell Capital Partners, LP and Highgate House Funds, Ltd. on May 10, 2005. Prior to entering into the Securities Purchase Agreement, the Company issued secured convertible debentures to Cornell Capital Partners, LP and Highgate House Funds, Ltd. in the principal aggregate amount equal to $3,000,000 of which $1,500,000 was funded on July 25, 2005 and $1,500,000 was funded on October 27, 2005. On February 8, 2006, Highgate House Funds, Ltd. assigned all of its interests in its debentures to Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, dated February 8, 2006, Cornell Capital Partners, LP provided the Company an additional $500,000 in secured convertible debentures which was funded on February 8, 2006. The $3,000,000 in secured convertible debentures and the additional $500,000 in secured convertible debentures were consolidated into new secured convertible debentures along with the accrued and unpaid interest. The debentures are secured by substantially all of the Company’s assets. Cornell Capital Partners, LP has the ability to foreclose on our assets if an event of default occurs pursuant to the underlying documents and is not remedied by the Company or waived by Cornell Capital Partners, LP. The secured convertible debentures have a 36-month term and accrue annual interest of 10%. The secured convertible debentures may be redeemed by the Company at any time, in whole or in part. The Company will pay a redemption premium of 20% of the amount redeemed in addition to the principle amount being redeemed plus interest. The secured convertible debentures are convertible at the holder’s option at a conversion price equal to 80% of the lowest volume weighted average price of our common stock for the five trading days immediately proceeding the conversion date.

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

The following table summarizes the warrants outstanding and exercisable at September 30, 2006.

	Number of Warrants Outstanding	Exercise Price	Maturity Date
	300,000	3.00	7/27/10
	150,000	4.00	7/27/10
	500,000	1.00	2/07/11
	700,000	0.75	2/07/11
	1,000,000	0.50	2/07/11
TOTAL	2,650,000

The Company received $1,500,000 at closing on July 25, 2005. On October 27, 2005, the Company received a second tranche in the amount of $1,500,000. On February 7, 2006, the Company received a third tranche in the amount of $500,000.

(continued)

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 5: CONVERTIBLE DEBT (CONTINUED)

The warrants were valued at $1,231,606 and the conversion feature was valued at $2,120,773 both of which were recorded as a part of the debt issue cost as a reduction of the liability and amortized over the 36 months. A total of $551,197 was paid for commissions and expenses and shown as a reduction of the debt and is being amortized over 36 months or the length of the debt. A total of $244,566 has been amortized for the quarter ended September 30, 2006.

On September 14, 2006, a total of 250,250 shares of common stock were issued to Cornell Capital Partners, LP. The 250,250 shares of common stock were issued at a 20% discount to the lowest weighted average price of our common stock for the five trading days immediately proceeding the conversion date. The convertible debenture liability was reduced by $25,000, from $3,430,000 to $3,405,000. Interest in the amount of $ 86,597 has been charged to interest expense during the quarter ended September 30, 2006.

NOTE 6: LEGAL PROCEEDINGS

On January 13, 2005, the Company filed suit in Los Angeles County against its former CEO and Director, Jagan Narayanan, alleging breach of contract, fraud, breach of fiduciary duty and seeking equitable relief in the form of a declaratory judgment that the Company owes him no salary or any stock options. On February 18, 2005, Mr. Narayanan filed a counter-lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan’s case seeks damages and penalties for unpaid wages in an amount of $70,000 and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May 2005 that venue was proper in Alameda Country (where the defendant lives). The case was subsequently transferred to Alameda Country (Alameda County Case is No. HG05-199556). The Company has engaged legal counsel to represent it in these matters and intends to vigorously defend itself against Mr. Narayanan’s allegations and to pursue its claims against Mr. Narayanan. As of September 30, 2006, the Company continues its litigation with Jagan Narayanan. There have been no material developments for the quarter ended September 30, 2006.

Neil Sloane v. aeroTelesis (f/k/a Pacific Realm, Inc.) and William H.B. Chan.   (Los Angeles Superior Court, County of Orange, Case No. BC337219)

In July of 2005, Plaintiff Neil Sloane filed suit against us seeking damages of $135,000 and seeking an action for declaratory and injunctive relief, conversion, conspiracy and negligence against us and William H.B. Chan.   The parties settled on March 9, 2006 in Century City, California, which settlement was expensed by the Company for the fiscal year ended March 31, 2006.  On August 14, 2006, Plaintiff obtained a judgment against the Company in connection with the Company’s non-performance of certain conditions of the Settlement Agreement, entered into on March 9, 2006.  Pursuant to the terms of the Stipulation for Judgment granted to Plaintiff, the court awarded Plaintiff a judgment of $95,000 and ordered the turn-over of certain collateral held in the possession of defendant’s counsel.

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

In October 2003, the Company acquired all issued and outstanding shares of Aerotelesis Philippines, Inc. (“ATP”), a British Virgin Islands company, in exchange for the issuance of 75,000,000 shares of the Company’s common stock to the sole shareholder of ATP, Nations Mobile Networks Ltd. (“Nations”), formerly known as Aerotelesis Ltd. (“ATL”). As a result of this transaction, ATP became a wholly-owned subsidiary of the Company. Nations holds approximately 59.5% of the fully diluted outstanding shares of common stock of the Company.

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

Results of Operations For The Three and Six Months Ended September 30, 2006 Compared To The Three and Six Months Ended September 30, 2005

Revenues

For the quarter ended September 30, 2006, we had no revenues compared to no revenues for the quarter ended September 30, 2005. For the six months ended September 30, 2006, we had no revenues compared to $8,600 in revenues for the six months ended September 30, 2005. Our lack of revenues for the three and six months ended September 30, 2006 is due to the discontinuation of consulting services and our focus on the development of USM with our licensor, Photron™.

Expenses

Our expenses for the quarter ended September 30, 2006 consisted of non-cash options/warrants expense of $92,463, non-cash consulting fees of $20,000, legal and professional fees of $58,608, payroll expenses of $37,400, travel expenses of $176, operating expenses of $11,767, rent expense of $19,941, consulting fees of $100,000, depreciation expense of $7,543, insurance expense of $12,271, reimbursement of expenses of $40,000, amortization of loan costs of $244,566 and interest expense of $94,962. The decrease in expenses of 50.6% for the quarter ended September 30, 2006 as compared to the expenses for the quarter ended September 30, 2005 is primarily due to decreases in research and development expenses and legal and professional fees.

We had total expenses of $1,521,424 for the six months ended September 30, 2006 compared to total expenses of $2,243,515 for the six months ended September 30, 2005. The decrease in expenses of $722,091 is primarily due to the decreases in non-cash options/warrants expense, research and development expenses and legal and professional fees.

Net Loss

We realized a net loss of $739,695 from operations for the three month period ended September 30, 2006 compared to a net loss of $1,498,603 for the three month period ended September 30, 2005. The decrease in net loss of 50.6% for the three month period ended September 30, 2006 was due to the decrease in expenses described above. The net loss per share for the three month period ended September 30, 2006 was $0.01 per share compared to a net loss per share of $0.02 for the three month period ended September 30, 2005.

We realized a net loss of $1,521,424 from operations for the six month period ended September 30, 2006 compared to a net loss of $2,243,515 for the six month period ended September 30, 2005. The decrease in net loss of 32.2% for the six month period ended September 30, 2006 was due to the decrease in expenses described above. The net loss per share for the six month period ended September 30, 2006 was $0.02 per share compared to a net loss per share of $0.03 for the six month period ended September 30, 2005.

Liquidity And Capital Resources

As of September 30, 2006, we had negative working capital of $941,329 consisting of $100,054 in current assets and $1,041,383 in current liabilities.

Our assets as of September 30, 2006 were $2,914,528 compared to total assets of $2,925,876 as of March 31, 2006. The difference is primarily due to the increase in accumulated depreciation, decrease in cash, increase in prepaid expenses, and decrease in prepaid insurance. As of September 30, 2006, our current assets were comprised of $54 of other receivables, and $100,000 of prepaid expenses. Our assets, in addition to our current assets, consisted of fixed assets of approximately $88,909, net of depreciation, deposits of $26,784 and net licenses of $2,698,781, which consists of three licenses listed under Other Assets. The three licenses are the AeroTelesis Philippines Inc. license for approximately $1,700,000 and two licenses from Photron™ to utilize and deploy USM-based products and systems for satellite communication services in the Philippines. We paid $500,000 in 2004 for each Photron license, respectively. The two Photron licenses are treated as having a useful life of ten years based upon the agreements we have with Photron which are for ten years with renewal provisions that are not automatic. The useful life of the AeroTelesis Philippines, Inc. license has been set at 15 years which is the term of years remaining on the franchise held by our local partner in the Philippines.

Our total liabilities as of September 30, 2006 were $2,333,282 compared to liabilities as of March 31, 2006 of $1,303,953. This increase of total liabilities of $1,029,329 from the prior fiscal year ended March 31, 2006 is primarily due to an increase in accounts payable and accrued expenses of $517,997 and an increase in notes payable of $179,834.

Total shareholders’ deficit accumulated in the development stage increased to $10,782,813 as of September 30, 2006 from $9,261,388 as of March 31, 2006. The increase in deficit of $1,521,425 is due to the net loss of $1,521,425 for the six month period ended September 30, 2006.

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

On September 14, 2006, a total of 250,250 shares of stock were issued to Cornell Capital pursuant to the Securities Purchase Agreement at a 20% discount to the lowest daily VWAP (Volume Weight Average Price) of the common stock during the 5 trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings

On January 13, 2005, the Company filed suit in Los Angeles County against its former CEO and Director, Jagan Narayanan, alleging breach of contract, fraud, breach of fiduciary duty and seeking equitable relief in the form of a declaratory judgment that the Company owes him no salary or any stock options. On February 18, 2005, Mr. Narayanan filed a counter-lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan’s case seeks damages and penalties for unpaid wages and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May 2005 that venue was proper in Alameda Country (where the defendant lives) so the Company’s case has been transferred there. The Company has engaged legal counsel to represent it in these matters and intends to vigorously defend itself against Mr. Narayanan’s allegations and to pursue its claims against Mr. Narayanan. As of September 30, 2006, the Company continues its litigation with Jagan Narayanan. There have been no material developments for the period ended September 30, 2006.

Neil Sloane v. aeroTelesis (f/k/a Pacific Realm, Inc.) and William H.B. Chan.   (Los Angeles Superior Court, County of Orange, Case No. BC337219)

In July of 2005, Plaintiff Neil Sloane filed suit against us seeking damages of $135,000 and seeking an action for declaratory and injunctive relief, conversion, conspiracy and negligence against us and William H.B. Chan.   The parties settled on March 9, 2006 in Century City, California, which settlement was expensed by the Company for the fiscal year ended March 31, 2006.  On August 14, 2006, Plaintiff obtained a judgment against the Company in connection with the Company’s non-performance of certain conditions of the Settlement Agreement, entered into on March 9, 2006.  Pursuant to the terms of the Stipulation for Judgment granted to Plaintiff, the court awarded Plaintiff a judgment of $95,000 and ordered the turn-over of certain collateral held in the possession of defendant’s counsel.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 8, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners, LP whereby we agreed to amend and restate the secured convertible debentures we previously issued to Cornell Capital Partners, LP and Highgate House Funds, Ltd. Prior to entering into the Securities Purchase Agreement, we issued secured convertible debentures to Cornell Capital Partners, LP and Highgate House Funds in the principal aggregate amount equal to $3,000,000 of which $1,500,000 was funded on July 25, 2005 and $1,500,000 on October 27, 2005. On February 8, 2006, Highgate House Funds assigned all of its interests in its debentures to Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, dated February 8, 2006, Cornell Capital Partners, LP provided us an additional $500,000 in secured convertible debentures which was funded on February 8, 2006. The $3,000,000 in secured convertible debentures and the additional $500,000 in secured convertible debentures were consolidated into new secured convertible debentures along with the accrued and unpaid interest. The debenture is secured by substantially all our assets. Cornell Capital Partners, LP has the ability to foreclose on our assets if an event of default occurs pursuant to the underlying documents and is not remedied by us or waived by Cornell Capital Partners, LP. The secured convertible debentures have a 36-month term and accrue annual interest of 10%. The secured convertible debentures may be redeemed by us at any time, in whole or in part. We will pay a redemption premium of 20% of the amount redeemed in addition to the principle amount being redeemed plus interest. The secured convertible debentures are convertible at the holder’s option at a conversion price equal to 80% of the lowest volume weighted average price of our common stock for the five trading days immediately proceeding the conversion date.

On September 14, 2006, a total of 250,250 shares of stock were issued to Cornell Capital Partners, LP pursuant to the Securities Purchase Agreement, at a 20% discount to the lowest daily VWAP (Volume Weight Average Price) of the common stock during the 5 trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) The following exhibits are filed as part of this filing:

Exhibit No	Description	Location
3.1	Certificate of Incorporation of aeroTelesis, Inc.	Filed as an exhibit to the Company’s Form 10-QSB filed on November 15, 2005

Exhibit No	Description	Location

3.2	Amended By-Laws of aeroTelesis, Inc.	Filed as an exhibit to the Company’s Form 10-QSB filed on November 15, 2005

10.1	Amended and Restated Secured Convertible Debenture dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.2	Amended and Restated Secured Convertible Debenture dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.3	Secured Convertible Debenture dated as of July 25, 2005 issued to Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.4	Amended and Restated Securities Purchase Agreement dated as of February 8, 2006 between the Company and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.5	Amended and Restated Security Agreement dated as of February 8, 2006 between the Company and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.6	Amended and Restated Pledge and Escrow Agreement dated February 8, 2006 among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq.	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.7	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis Philippines, Inc. and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.8	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis Satellite Networks, Inc. and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.9	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis IP Networks, Inc. and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.10	Assignment Agreement dated as of February 8, 2006 between Cornell Capital Partners, LP and Highgate House Funds, Ltd.	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.11	Warrant issued to Nutmeg Group, LLC	Filed as an exhibit to the Company’s Form SB-2 filed on March 15, 2006

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

Exhibit No	Description	Location

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

AEROTELESIS, INC

November 20, 2006	By:	/s/ Milton Hahn
Milton Hahn
Chief Executive Officer

November 20, 2006	By:	/s/ Joseph Gutierrez
Joseph Gutierrez
President, Chief Financial Officer and Principal
Accounting Officer