Form 10QSB
period 2006-12-31
AEROTELESIS INC
filed 2007-02-20
CIK 17544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

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

________________________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 31, 2006
Common stock, $0.00008 par value	98,616,294

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

AEROTELESIS, INC.
A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEETS

	December 31	March 31
	2006	2006
	(Unaudited)
ASSETS
Current Assets
Cash	$1,273	$67,823
Other Receivable	162	-
Prepaid Insurance	-	28,493
Total Current Assets	1,435	96,316

Fixed Assets:
Equipment under Capital Lease	30,832	30,832
Furniture & Fixtures	120,022	120,022
Accumulated Depreciation	(69,486)	(46,859)
Total Fixed Assets	81,368	103,995

Other Assets:
Deposits	26,784	26,784
Licenses, net	2,698,781	2,698,781
Total Other Assets	2,725,565	2,725,565
Total Assets	$2,808,368	$2,925,876

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Expenses	$956,025	$312,677
Deposits for common stock	492,000	-
Notes Payable - Current	206,031	21,360
Capital Lease Payable - Current	9,273	12,330
Total Current Liabilities	1,663,329	346,367

Long-Term Liabilities
Convertible Debenture	3,240,000	3,556,665
Loan Costs, net of accumulated amortization	(1,900,028)	(2,633,726)
Capital Lease Payable - Non-Current	30,641	34,647
Total Long-Term Liabilities	1,370,613	957,586

Total Liabilities	3,033,942	1,303,953

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred Stock
2,000,000 authorized, par value $.001
no shares issued and outstanding	-	-
Common Stock
200,000,000 authorized, par value $.00008
98,616,294 and 88,397,794 shares issued and
outstanding	7,889	7,072
Additional Paid-in-Capital	11,546,042	10,876,239
Deficit accumulated during the development stage	(11,779,505)	(9,261,388)
Total Stockholders' Equity	(225,574)	1,621,923

Total Liabilities and Stockholders' Equity	$2,808,368	$2,925,876

See accompanying notes.

AEROTELESIS, INC.
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					During the
	Three Months Ended		Nine Months Ended		Development Stage
	December 31		December 31		Through
	2006	2005	2006	2005	12/31/06

Revenues:
Revenues	$-	$-	$-	$8,600	$478,090
Total Revenues	$-	$-	$-	$8,600	$478,090

Expenses:
Cost of Revenues	$-	$-	$-	$-	$17,349
Options/Warrants Expense - Non Cash	96,873	1,349,467	290,619	1,706,697	2,053,427
Non Cash Consulting Fees	28,000	-	48,000	-	1,393,900
Research & Development	320,000	460,297	348,000	1,010,297	1,608,000
Legal & Professional Fees	45,680	595,138	224,307	1,405,813	1,953,122
Payroll Expenses	44,414	1,076,825	133,968	1,177,357	622,227
Travel	-	47,144	5,871	87,214	455,184
Operating Expenses	7,794	30,717	44,028	79,183	393,295
Rent	19,585	31,325	61,866	96,010	352,953
Consulting Fees	95,000	-	294,503	-	542,946
Depreciation Expense	7,543	7,492	22,628	22,319	69,486
Insurance	-	-	26,494	-	57,826
Total Expenses	664,889	3,598,405	1,500,284	5,584,890	9,519,715

Net Loss from Operations	$(664,889)	$(3,598,405)	$(1,500,284)	$(5,576,290)	$(9,041,625)

Other Income (Expenses):
Reimbursement of Expenses	$-	$-	$(10,000)	$-	$(10,000)
Amortization of Loan Costs	(244,566)	-	(733,698)	-	(2,066,984)
Interest Expense	(87,456)	(545,601)	(274,355)	(814,044)	(462,401)
Other Income (Expenses)	217	751	219	3,564	(198,495)
Total Other Income (Expenses)	(331,805)	(544,850)	(1,017,834)	(810,480)	(2,737,880)

Loss Before Income Tax Expense	(996,694)	(4,143,255)	(2,518,118)	(6,386,770)	(11,779,505)

Provision for Income Taxes:

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(996,694)	$(4,143,255)	$(2,518,118)	$(6,386,770)	$(11,779,505)

Basic and Diluted Loss Per Common Share	(0.01)	(0.05)	(0.03)	(0.07)

Weighted Average number of Common Shares used in per share calculations	94,735,586	87,514,461	91,378,557	85,468,912

See accompanying notes.

AEROTELESIS, INC.
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			During the
	Nine Months Ended		Development Stage
	December 31	December 31	Through
	2006	2005	12/31/06

Cash Flows from Operating Activities:

Net Loss	$(2,518,118)	$(6,386,770)	$(11,779,505)
Adjustment to reconcile net income(loss) to net cash
provided by (used in) operating activities
Depreciation	22,628	22,319	69,487
Shares for Services	48,000	1,621,320	1,802,957
Options for Services	290,619	1,706,697	2,053,427
Amortization of Loan Cost	733,698	754,996	2,066,984
Other Non-Cash Expenses	-	-	182,754
Changes in operating assets and liabilities:
Receivables	(162)	3,535	53,838
Deposits	-	(26,949)	(26,784)
Prepaid Insurance	28,492	-	18,095
Related Party Payable	-	(8,600)	8,600
Related Party Receivable	-	(25,000)	-
Other Current Assets	-	(44,978)	-
Accounts Payable and Accrued Expenses	658,685	94,875	1,009,572

Net Cash Used In Operating Activities	$(736,158)	$(2,288,555)	$(4,540,575)

Cash Flows from Investing Activities:

Capital Expenditures	-	(58,618)	(89,436)
Licenses	-	-	(67,613)

Net Cash Used in Investing Activities	$-	$(58,618)	$(157,049)

Cash Flows from Financing Activities:
Common Stock	-	53,050	96,040
Deposits for Common Stock	492,000	-	492,000
Convertible Debenture	-	2,519,550	2,900,758
Note Payable	-	(43,302)	20,306
Capital Leases Paid	(7,063)	(136,500)	(20,213)
Revolving Line of Credit Advance	184,671	141,986	1,326,637
Revolving Line of Credit Payments	-	-	(136,500)
Note Payable Directors	-	-	19,869
Stock Subscrition Receivable	-	7,500	-

Net Cash Provided from Financing Activities	$669,608	$2,542,284	$4,698,897

Net Increase (Decrease) in Cash	$(66,550)	$195,111	$1,273

Cash Balance, Begin Period	67,823	1,913	-

Cash Balance, End Period	$1,273	$197,024	$1,273

Supplemental Disclosures:
Cash Paid for interest	$9,337	$42,100	$127,036
Cash Paid for income taxes	$-	$-	$-

Non-Cash Transaction:
Stock Issued for Services	$48,000	$467,567	$1,830,957
Stock Issued for Debt	$-	$-	$1,092,139
Stock Issued to Pay for Accounts Payable	$15,336	$-	$72,877
Stock Issued as Fees to Raise Capital	$-	$-	$1,400,000
Long Term Debt Used to Acquire Equipment	$-	$50,680	$61,418
Stock Issued for Convertible Debt	$316,666	$-	$316,666

See accompanying notes.

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited interim financial statements of aeroTelesis, Inc. (the “Company”) as of December 31, 2006 for the three and nine months ended December 31, 2006 and 2005, included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2006 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2006, and the results of its operations for the three and nine months ended December 31, 2006 and 2005 and the developmental period, and its cash flows for the nine months ended December 31, 2006 and 2005 and during the developmental period.

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

In October 2003, the Company acquired all issued and outstanding shares of Aerotelesis Philippines, Inc. (“ATP”), a British Virgin Islands company, in exchange for the issuance of 75,000,000 shares of the Company’s common stock to the sole shareholder of ATP, Nations Mobile Networks Ltd. (“Nations”), formerly known as Aerotelesis Ltd. (“ATL”). As a result of this transaction, ATP became a wholly-owned subsidiary of the Company. Nations holds 58,872,445 shares (59.7%) of the 98,616,294 fully diluted outstanding shares of common stock of the Company as of December 31, 2006.

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
DECEMBER 31, 2006
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

Notwithstanding its legal form, the Acquisition has been accounted for as a reverse takeover, as the former shareholders of ATP own in aggregate approximately 59.7% of the common shares of the Company, and are the majority shareholders of the Company. Also, as the Company was a company with nominal net non-monetary assets, the Acquisition has been accounted for as an issuance of stock by the Company accompanied by a recapitalization.

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

NOTE 2: COMMON STOCK

The company has a total of 200,000,000 authorized common shares, with a par value of $0.00008 and 2,000,000 preferred shares, with a par value of $.001 per share and with 98,616,294 common shares issued and outstanding and no preferred shares issued and outstanding as of December 31, 2006.

During the quarter ended December 31, 2006, the Company issued the following shares of its common stock:

•
On October 11, 2006, a total of 294,118 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced.

•
On November 3, 2006, a total of 4,207,921 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced.

•
On November 30, 2006, a total of 4,074,074 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced.

(continued)

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED

NOTE 2: COMMON STOCK (CON’T)

•	On December 21, 2006, a total of 576,000 shares of common stock were cancelled for consulting services. The shares were cancelled because a consulting contract was cancelled.

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

If the fair value of the stock options granted to employees during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grants, the following table illustrates how stock-based compensation costs would have impacted our net income and earnings per common share for the three months and nine months ended December 31, 2005:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
	(Unaudited)	(Unaudited)
Net Income (Loss) as Reported	$(4,143,255)	$(6,386,770)
Deduct: Stock Based Compensation
Costs, Net of Taxes Under SFAS 123	(669,000)	(1,376,568)

Pro Forma Net Income (Loss)	$(4,812,255)	$(7,763,338)

Per Share Information:
Basic, as Reported	$(0.05)	$(0.07)
Basic, Pro Forma	$(0.05)	$(0.09)
Diluted, as Reported	$(0.05)	$(0.07)
Diluted, Pro Forma	$(0.05)	$(0.09)

There were no options issued during the quarter ended December 31, 2006.

(continued)

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)

NOTE 4: LONG TERM DEBT

On July 12, 2006, the Company renewed a loan agreement the Company’s majority stockholder with Nations Mobile Networks, LTD. (“Nations”) for a line of credit up to $1,000,000 for a period of twelve months as a working capital loan. The loan agreement contained an interest provision of 7% to be accrued quarterly. The balance of the note as of December 31, 2006 is $206,031 with
$8,630 in accrued interest.

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

The following table summarizes the warrants outstanding and exercisable at December 31, 2006.

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

(continued)

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)

NOTE 5: CONVERTIBLE DEBT (CONTINUED)

The warrants were valued at $1,231,606 and the conversion feature was valued at $2,120,773, both of which were recorded as a part of the debt issue cost as a reduction of the liability and to be amortized over the 36 months. A total of $551,197 was paid for commissions and expenses and shown as a reduction of the debt and is being amortized over 36 months or the length of the debt. A total of $244,566 has been amortized for the quarter ended December 31, 2006.

During the quarter ended December 31, 2006, a total of 8,576,113 shares of common stock were issued to Cornell Capital Partners, LP. These shares of common stock were issued at a 20% discount to the lowest weighted average price of our common stock for the five trading days immediately proceeding the conversion date. The convertible debenture liability was reduced by $165,000, from $3,405,000 to $3,240,000. Interest in the amount of $81,870 has been charged to interest expense during the quarter ended December 31, 2006.

NOTE 6: LEGAL PROCEEDINGS

On January 13, 2005, the Company filed suit in Los Angeles County against its former CEO and Director, Jagan Narayanan, alleging breach of contract, fraud, breach of fiduciary duty and seeking equitable relief in the form of a declaratory judgment that the Company owes him no salary or any stock options. On February 18, 2005, Mr. Narayanan filed a counter-lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan’s case seeks damages and penalties for unpaid wages in an amount of $70,000 and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May 2005 that venue was proper in Alameda Country (where the defendant lives). The case was subsequently transferred to Alameda Country (Alameda County Case is No. HG05-199556). The Company has engaged legal counsel to represent it in these matters and intends to vigorously defend itself against Mr. Narayanan’s allegations and to pursue its claims against Mr. Narayanan. As of December 31, 2006, the Company continues its litigation with Jagan Narayanan. There have been no material developments for the quarter ended December 31, 2006.

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

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ratified EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” The EITF provides guidance on the proper presentation of tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and requires disclosure of the Company’s accounting policy decision. The consensus becomes effective for periods beginning after December 15, 2006. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.

(continued)

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the Financial Accounting Standards Board issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 158 “Employer’s Account for Defined Benefit Pension and Other Post-retirement Plans.” SFAS 158 requires employers to recognize on their balance sheets the funded status of pension and other post-retirement benefit plans as of December 31, 2006, for the calendar-year public companies. SFAS 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The Company does not have a defined benefit pension plan, nor does it have any other post-retirement plans and therefore does not anticipate a significant impact to its financial statements upon implementation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Share-Based Payment.” SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards. The Statement is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.

In March 2006, the FASB issued FAS 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140.” This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.

In February 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.

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

In October 2003, the Company acquired all issued and outstanding shares of Aerotelesis Philippines, Inc. (“ATP”), a British Virgin Islands company, in exchange for the issuance of 75,000,000 shares of the Company’s common stock to the sole shareholder of ATP, Nations Mobile Networks Ltd. (“Nations”), formerly known as Aerotelesis Ltd. (“ATL”). As a result of this transaction, ATP became a wholly-owned subsidiary of the Company. Nations holds approximately 59.7% of the fully diluted outstanding shares of common stock of the Company.

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

Results of Operations For The Three and Nine Months Ended December 31, 2006 Compared To The Three and Nine Months Ended December 31, 2005

Revenues

For the quarter ended December 31, 2006, we had no revenues compared to no revenues for the quarter ended December 31, 2005. For the nine months ended December 31, 2006, we had no revenues compared to $8,600 in revenues for the nine months ended December 31, 2005. Our lack of revenues for the three and nine months ended December 31, 2006 is due to the discontinuation of consulting services and our focus on the development of USM with our licensor, Photron™.

Expenses

Our expenses for the quarter ended December 31, 2006 consisted of non-cash options/warrants expense of $96,873, non-cash consulting fees of $28,000, research and development fees of $320,000, legal and professional fees of $45,680, payroll expenses of $44,414, operating expenses of $7,794, rent expense of $19,585, consulting fees of $95,000, depreciation expense of $7,543, amortization of loan costs of $244,566 and interest expense of $87,456. The decrease in expenses of $3,146,561 for the quarter ended December 31, 2006 as compared to the expenses for the quarter ended December 31, 2005 is primarily due to decreases in non-cash options/warrants expenses, legal and professional fees, and payroll expenses.

We had total expenses of $2,518,118 for the nine months ended December 31, 2006 compared to total expenses of $6,395,370 for the nine months ended December 31, 2005. The decrease in expenses of 60.6% is primarily due to the decreases in non-cash options/warrants expense, research and development expenses, legal and professional fees, and payroll expenses.

Net Loss

We realized a net loss of $996,694 for the three month period ended December 31, 2006 compared to a net loss of $4,143,255 for the three month period ended December 31, 2005. The decrease in net loss of 75.9% for the three month period ended December 31, 2006 was due to the decrease in expenses described above. The net loss per share for the three month period ended December 31, 2006 was $0.01 per share compared to a net loss per share of $0.05 for the three month period ended December 31, 2005.

We realized a net loss of $2,518,118 for the nine month period ended December 31, 2006 compared to a net loss of $6,386,770 for the nine month period ended December 31, 2005. The decrease in net loss of 60.6% for the nine month period ended December 31, 2006 was due to the decrease in expenses described above. The net loss per share for the nine month period ended December 31, 2006 was $0.03 per share compared to a net loss per share of $0.07 for the nine month period ended December 31, 2005.

Liquidity And Capital Resources

As of December 31, 2006, we had negative working capital of $1,661,894 consisting of $1,435 in current assets and $1,663,329 in current liabilities.

Our assets as of December 31, 2006 were $2,808,368 compared to total assets of $2,925,876 as of March 31, 2006. The difference is primarily due to the increase in accumulated depreciation, decrease in cash, and decrease in prepaid insurance. As of December 31, 2006, our current assets were comprised of $1,273 in cash and $162 of other receivables. Our assets, in addition to our current assets, consisted of fixed assets of approximately $81,368, net of depreciation, deposits of $26,784 and net licenses of $2,698,781, which consists of three licenses listed under Other Assets. The three licenses are the AeroTelesis Philippines Inc. license for approximately $1,700,000 and two licenses from Photron™ to utilize and deploy USM-based products and systems for satellite communication services in the Philippines. We paid $500,000 in 2004 for each Photron license, respectively. The two Photron licenses are treated as having a useful life of ten years based upon the agreements we have with Photron which are for ten years with renewal provisions that are not automatic. The useful life of the AeroTelesis Philippines, Inc. license has been set at 15 years which is the term of years remaining on the franchise held by our local partner in the Philippines.

Our total liabilities as of December 31, 2006 were $3,033,942 compared to liabilities as of March 31, 2006 of $1,303,953. This increase of total liabilities of $1,729,989 from the prior fiscal year ended March 31, 2006 is primarily due to an increase in accounts payable and accrued expenses of $643,348, an increase in deposits for common stock of $492,000, an increase in related party payable of $184,671 and an increase in total long term liabilities of $413,027.

Total shareholders’ deficit accumulated in the development stage increased to $11,779,505 as of December 31, 2006 from $9,261,388 as of March 31, 2006. The increase in deficit of $2,518,117 is due to the net loss of $2,518,118 for the six month period ended December 31, 2006.

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

On October 11, 2006, a total of 294,118 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced.

On November 3, 2006, a total of 4,207,921 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced.

On November 30, 2006, a total of 4,074,074 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On January 13, 2005, the Company filed suit in Los Angeles County against its former CEO and Director, Jagan Narayanan, alleging breach of contract, fraud, breach of fiduciary duty and seeking equitable relief in the form of a declaratory judgment that the Company owes him no salary or any stock options. On February 18, 2005, Mr. Narayanan filed a counter-lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan’s case seeks damages and penalties for unpaid wages and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May 2005 that venue was proper in Alameda Country (where the defendant lives) so the Company’s case has been transferred there. The Company has engaged legal counsel to represent it in these matters and intends to vigorously defend itself against Mr. Narayanan’s allegations and to pursue its claims against Mr. Narayanan. As of December 31, 2006, the Company continues its litigation with Jagan Narayanan. There have been no material developments for the period ended December 31, 2006.

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

On October 11, 2006, a total of 294,118 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced.

On November 3, 2006, a total of 4,207,921 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced.

On November 30, 2006, a total of 4,074,074 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) The following exhibits are filed as part of this filing:

Exhibit No	Description	Location
3.1	Certificate of Incorporation of aeroTelesis, Inc.	Filed as an exhibit to the Company’s Form 10-QSB filed on November 15, 2005

3.2	Amended By-Laws of aeroTelesis, Inc.	Filed as an exhibit to the Company’s Form 10-QSB filed on November 15, 2005

10.1	Amended and Restated Secured Convertible Debenture dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.2	Amended and Restated Secured Convertible Debenture dated as of February 8, 2006 issued to Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.3	Secured Convertible Debenture dated as of July 25, 2005 issued to Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.4	Amended and Restated Securities Purchase Agreement dated as of February 8, 2006 between the Company and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.5	Amended and Restated Security Agreement dated as of February 8, 2006 between the Company and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.6	Amended and Restated Pledge and Escrow Agreement dated February 8, 2006 among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq.	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.7	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis Philippines, Inc. and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.8	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis Satellite Networks, Inc. and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.9	Subsidiary Security Agreement dated as of February 8, 2006 between AeroTelesis IP Networks, Inc. and Cornell Capital Partners, LP	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

10.10	Assignment Agreement dated as of February 8, 2006 between Cornell Capital Partners, LP and Highgate House Funds, Ltd.	Filed as an exhibit to the Company’s Form 10-QSB filed on February 21, 2006

Exhibit No	Description	Location
10.11	Warrant issued to Nutmeg Group, LLC	Filed as an exhibit to the Company’s Form SB-2 filed on March 15, 2006

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

AEROTELESIS, INC

February 16, 2007	By:	/s/ Milton Hahn
Milton Hahn Chief Executive Officer

February 16, 2007	By:	/s/ Joseph Gutierrez
Joseph Gutierrez President, Chief Financial Officer and Principal Accounting Officer