Form 10KSB
period 2007-03-31
AEROTELESIS INC
filed 2007-07-17
CIK 17544

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 0-5014

AEROTELESIS, INC.
(Name of Small Business Issuer in its charter)

Delaware	95-2554669
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

13428 Maxella Ave. #322 Marina del Rey, CA 90292
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number:	(310) 235-1727.

Securities registered pursuant to Section 12(b) of the Act:	None.

Name of each exchange on which registered:	None.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock.

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, as amended, during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

State Issuer’s Revenues for its most recent fiscal year: $0.

The number of shares outstanding of the Company’s $.00008 Par Value Common Stock, as of March 31, 2007, was 116,019,394. The aggregate number of shares of the voting stock held by non-affiliates on March 31, 2007 was 55,457,231.

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

In October 2003, the Company acquired all issued and outstanding shares of Aerotelesis Philippines, Inc. (“ATP”), a British Virgin Islands company, in exchange for the issuance of 75,000,000 shares of the Company’s common stock to the sole shareholder of ATP, Nations Mobile Networks Ltd. (“Nations”), formerly known as Aerotelesis Ltd. (“ATL”). As a result of this transaction, ATP became a wholly-owned subsidiary of the Company. Nations holds approximately 50.74% of the fully diluted outstanding shares of common stock of the Company.

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

Employees And Consultants

As of March 31, 2007, we had one (1) full-time employee with the following breakdown: one (1) in finance and corporate administration.

We also had one (1) full time consultant with the following breakdown: one (1) in corporate finance and business development.

It has been our policy to initially engage the services of consultants for a period of three (3) to six (6) months probation prior to extending an offer for a full-time employment position. We expect that many, if not all, of these consultants will transition into our employees in the coming months. We are continuing to build its management team but at a measured pace in order to limit corporate overhead.

None of our employees are covered by a collective bargaining agreement and we have never experienced any strike or work stoppage. We believe that our relations with our employees to be good.

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

Our auditors included an explanatory paragraph in connection with our 2007 audited financial statements stating that we have incurred a working capital deficiency of $1,864,132 at March 31, 2007, and there is substantial doubt about our ability to continue as a going concern. These factors, along with others, may indicate that we will be unable to continue as a going concern for a period of twelve months or less. We will have to raise additional funds to meet our current obligations and to cover operating expenses through the year ending March 31, 2008. If we are not successful in raising additional capital we may not be able to continue as a going concern for a period of twelve months or less.

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

As of March 31, 2007, our primary business goal requires expenditures of approximately $250,000 to $350,000 per quarter. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue may be sold below the market price and could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, or obtain it at all, our ability to continue to support our business will be significantly limited and we may be forced to curtail or cease operations.

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

The majority of our stock, and thus the voting control of the Company, is held by a single shareholder. Nations owns 50.74% of our fully diluted common stock. As long as Nations has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Nations will be in a position to continue to control all matters affecting us, including:

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

Risks Related To Our Common Stock

Our Stock Price Is Volatile Due To Various Factors, Including Limited Market Liquidity Of Our Common Stock

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be volatile for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are thinly traded. Furthermore, we have relatively few common shares outstanding in the public float, since approximately 50.74% (58,872,445) of our shares (diluted by stock options and debt conversion) are restricted stock held by less than twenty shareholders. The trading of relatively small quantities of shares by our shareholders has, and will probably continue to, disproportionately influence the price of our common stock in either direction. For example, the price for our common stock could decline significantly in the event that a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

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

ITEM 2. DESCRIPTION OF PROPERTIES

We occupied 3,050 square feet of leased office space at 11150 W. Olympic Blvd., Suite 860, Los Angeles, CA 90064, and as of 4-1-07 have involuntarily relocated to a smaller 500 square foot temporary space at $1,000/ month. We anticipate that we will need to find a permanent space of 1,500 to 2,000 square feet in the near future.

ITEM 3. LEGAL PROCEEDINGS

On January 13, 2005, the Company filed suit in Los Angeles County against its former CEO and Director, Jagan Narayanan, alleging breach of contract, fraud, breach of fiduciary duty and seeking equitable relief in the form of a declaratory judgment that the Company owes him no salary or any stock options.

On February 18, 2005, Mr. Narayanan filed a counter-lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan’s case seeks damages and penalties for unpaid wages and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May 2005 that venue was proper in Alameda Country (where the defendant lives) so the Company’s case has been transferred there. As of March 31, 2007, the Company continues its litigation with Jagan Narayanan.

The Company has engaged legal counsel to represent it in these matters and intends to vigorously defend itself against Mr. Narayanan’s allegations and to pursue its claims against Mr. Narayanan.

Neil Sloane v. aeroTelesis and William H.B. Chan. (Los Angeles Superior Court Case No. BC337219) - Settled May 9, 2006.

In July of 2005, Plaintiff Neil Sloane filed suit against us seeking damages of $135,000 and seeking an action for declaratory and injunctive relief, conversion, conspiracy and negligence against us and William H.B. Chan. The parties settled on March 9, 2006 in Century City, California. The settlement was expensed for the fiscal year ended March 31, 2006. At March 31, 2007, $95,000 remains payable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended March 31, 2007, the Company did not submit any matters to a vote of its shareholders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

In July, 2003, the Company’s common stock began trading on the “pink sheets” and was listed on the Over-The-Counter Bulletin Board (“OTCBB”) in September 2003 under the symbol “PCR.PK”. After the Company’s name change became effective, the Company’s common stock traded under “AOTS” and currently trades under the symbol “AOTL.OB”. As of March 31, 2007, there were 200,000,000 shares of common stock authorized, par value $.00008, of which 116,019,394 are issued and outstanding. Out of these, 55,457,231 were held by non-affiliates. The Company has authorized a total of 2,000,000 shares of preferred stock, par value $.001 per share, and presently has no shares of preferred stock issued and outstanding.

In May 2004, the Company’s Board of Directors approved a two percent (2%) stock dividend on its common stock. The dividend was issued on June 16, 2004.

The following table reflects high and low quarterly bid prices for the fiscal year ended March 31, 2007. This information has been provided to the Company by the National Association of Securities Dealers, Inc. (the “NASD”) and the Internet. These quotations reflect inter-dealer prices, without retail mark-ups or mark-downs or commissions. These quotations may not necessarily reflect actual transactions.

YEAR 2004	High Bid	Low Bid
1st Quarter Ended June 30 (after a 2% stock dividend)	—	—
2nd Quarter Ended September 30	$2.00	$0.25
3rd Quarter Ended December 31	$5.50	$0.31
4th Quarter Ended March 31	$8.50	$4.70

YEAR 2005	High Bid	Low Bid
1st Quarter Ended June 30	$8.25	$4.35
2nd Quarter Ended September 30	$7.10	$2.85
3rd Quarter Ended December 31	$9.00	$3.00
4th Quarter Ended March 31	$4.00	$2.30

YEAR 2006	High Bid	Low Bid
1st Quarter Ended June 30	$3.20	$1.03
2nd Quarter Ended September 30	$1.80	$0.80
3rd Quarter Ended December 31	$1.40	$0.53
4th Quarter Ended March 31	$1.01	$0.20

YEAR 2007	High Bid	Low Bid
1st Quarter Ended June 30	$0.51	$0.090
2nd Quarter Ended September 30	$0.18	$0.090
3rd Quarter Ended December 31	$0.12	$0.010
4th Quarter Ended March 31	$0.01	$0.003

The Company estimates that as of March 31, 2007, there are approximately 2,000 holders of the Company’s common stock.

Dividend Policy

We have not paid any cash dividends to date, and do not anticipate or contemplate paying cash dividends in the foreseeable future.

Recent Sales Of Unregistered Securities

During the past three years, we have sold the following securities without registering the securities under the Securities Act.

2007

On May 11, 2006, Cornell Capital Partners started converting the convertible debentures they held, and completed 11 conversions totaling $400,665 by March 31,2007,in exchange for a total of 27,087,600 free trading shares, based on the 5day VWAP.

During fiscal year end March 31, 2007, a total of 534,000 shares of stock were issued for legal and other services. The shares of stock were valued at $63,336, which represented the fair value of the stock issued.

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

Equity Compensation Plan Information

The following table provides information as of March 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	A	B	C
			Number of Securities Remaining
			Available for Future Issuance
	Number of Securities to be Issued Upon Exercise of	Weighted Average Exercise Price of	Under Equity Compensation Plans (Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	5,000,000	$.62	7,000,000
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	5,000,000	$.62	7,000,000

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

Our core wireless technology platform is a modulation technique known as USMTM which we license from Photron™ under certain license agreements. USMTM is a technology that we believe increases frequency bandwidth efficiency for wireless applications (such as wireless local loop, cellular, satellite, and others) to produce what we believe will be faster data transmission rates and higher data capacity while requiring less frequency spectrum allocation in comparison to other traditional wireless technologies in the market today. We believe the implementation of this USMTM technology has far reaching implications for the wireless communications industry. We believe USMTM holds the promise to deliver quality broadband-like services through more narrow frequency channels than conventional wireless technologies. Through the frequency efficiency provided by USMTM, we believe we will be able to reduce the cost of deployment for wireless networks and, therefore, allow us to price services at more cost competitive rates for USMTM users. We believe these cost advantages should enable us to capture a share of customers, especially in developing countries where we believe there are lower penetration rates for communication services. Currently, Photron™ is developing a chipset which will be used in the commercialization of products which utilize USMTM technology. Photron™ intends to complete the chip set by the end of 2007. If Photron™ has a chipset, we will begin producing products for sale to customers using that chipset.

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

As of March 2007, we have paid to Photron an amount of $ 1,608,000 for the license to North America. $348,000 of this fee was paid and expensed during fiscal year ended March 31, 2007.

In the future, we intend to attempt to implement both satellite and terrestrial-based wireless broadband services, using USMTM technology upon its commercialization. It is anticipated that the chipset development process will be completed by the end of 2007. In contrast to traditional wireless technologies that we believe rely on conventional modulation methods and broad frequency spectrum requirements, we believe USMTM represents an original and fundamental shift in modulation technology which can create a new breed of next generation networks.

Results Of Operations

Results Of Operations For Year Ended March 31, 2007 Compared To The Year Ended March 31, 2006

Revenues

For the year ended March 31, 2007, we had revenues of $0, with expenses of $5,580,896, resulting in a net loss for the year of $5,580,896. For the year ended March 31, 2006, we had revenues of $8,600 which consisted of consulting income, and total expenses of $7,627,714, resulting in a net loss for the period of $7,619,114. The decrease in 2007 revenues of $8,600, or 100% is attributable to decrease in consulting revenues.

Expenses

Our expenses for the year ended March 31, 2007, were composed of research and development expense of $348,000, depreciation expense of $29,756, insurance expense of $25,890, options/warrants expense of $297,141, consulting fees of $324,503, non cash consulting fees of $48,000, amortization of loan costs of $875,567, payroll expenses of $165,968, rent expense of $88,084, travel expenses of $5,871, legal and professional fees of $146,497, operating expenses of $150,354, interest expense of $356,389, and an impairment loss on licenses of $2,698,781. Our expenses for the year ended March 31, 2006 consisted of research and development expense of $ 1,260,000, legal and professional fees of $564,340, payroll expenses of $242,943, rent expense of $111,775, operating expenses of $183,705, travel expense of $137,298, depreciation expense of $30,260, options/warrants expense of $1,762,808, consulting fees of $248,443, non-cash consulting fees of $1,345,900, amortization of loan costs of $1,333,286 and interest expense of $188,045. The decrease in expenses for the fiscal year ended March 31, 2007 as compared to the expenses for the previous fiscal year was 26.83% and is primarily due to a decrease in options/Warrants expense, decrease in non cash consulting fees, and a decrease in research and development expense.

Net Income (Loss)

Our net loss from operations before income taxes for the year ended March 31, 2007 was $5,580,896 compared to a net loss of $7,619,114 for the year ended March 31, 2006. This represents a decrease in net loss of 26.75%, and is primarily due to a decrease in options/Warrants expense, decrease in non cash consulting fees, and a decrease in research and development expense. However, this decrease is partially offset the $2,698,781 impairment loss and licenses recorded during the fiscal year ending March 31, 2007.

The net loss per share for the periods ended March 31, 2007 and 2006 was $.06 and $.09, respectively.

Stockholders’ Equity (Deficit)

At March 31, 2007, the Company reported a stockholders’ deficit of $3,197,831 compared to reporting a stockholders’ equity of $1,621,923 at March 31, 2006. This decrease in stockholders’ equity resulted from our increase in the deficit accumulated during the development stage during the fiscal year ended March 31, 2007.

Liquidity And Capital Resources

2007

As of March 31, 2007, we had negative working capital of approximately $3,261,973, which consisted of current assets of approximately $0. and current liabilities of approximately $3,261,973.

Our current liabilities of $1,864,132 represent accounts payable and accrued expenses of $734,362, accrued interest payable of $370,818, deposits for future common stock issuances of $508,000, a revolving line of credit, related party, of $211,410, capital lease payable of $ 39,508, and cash overdraft of $34, and convertible debentures net of amortized loan costs of $1,397,841. Our assets, consists of furniture and fixtures of $64,142, net of depreciation. During the year ended March 31, 2007, the Company wrote off its’ licenses, which were previously valued at $2,698,781.

2006

As of March 31, 2006, we had negative working capital of approximately $250,051, which consisted of current assets of approximately $96,316 and current liabilities of approximately $346,367.

Our current assets are composed of $67,823 in cash and prepaid insurance of $28,493. Our current liabilities of $346,367 represent accounts payable and accrued expenses of $287,494, accrued interest payable of $25,183, notes payable of $21,360, and the current portion of capital lease payable of $12,330. Our assets, in addition to its current assets, consists of furniture and fixtures of $103,995, net of depreciation, deposits of approximately $26,784 and its net licenses of $2,698,781, which consists of three licenses listed under other assets. The three licenses are the ATP license for approximately $1,700,000 and two licenses from Photron™ to utilize and deploy USMTM-based products and systems for satellite communication services and wireless telephony service in the Philippines. The Company paid $500,000 in 2004 for each Photron™ license, respectively. The Company has long term liabilities of $922,939, the difference between the Convertible Debenture and the Loan Costs, net of amortization and long term liabilities, net of the current portion, of $34,647.

In 2003, we entered into an agreement with Nations Mobile, pursuant to which we opened a revolving line of credit of $1,000,000 from the affiliate. The funds drawn under the line of credit were used for working capital. The line of credit was terminated in October 2005 and renewed on July 12, 2006 for a period of a year, under the same terms as the Loan Agreement dated September 25, 2003. We expect to renew the revolving loan agreement by September 30, 2007, when the current agreement expires.

In order to continue on its proposed business plan, we will require additional capital and plans to seek financing during the fiscal year which ends March 31, 2008. We are attempting to increase its operating liquidity by considering the availability of outside debt and equity financing, to the extent that such funding is available of which there can be no assurance of such availability of either debt or equity financing.

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

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

Executive Officers And Directors

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure
Joseph Gutierrez	51	President, Chief Financial Officer and Director - since February 2002
Maral Ajemian	45	Director - since February 2005

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

Committees of the Board of Directors

During the year ended March 31, 2007, the Company did not establish any committees. The Company established an Audit Committee in May 2006. Ms. Ajemian currently serves as a member of the Audit Committee.

The Company’s ability to create committees depends in large part on the Company being able to interest and attract independent directors willing to serve on the Board, of which there can be no assurances.

Compensation Of Directors

The Directors do not receive or accrue any compensation for his services as a Director, including committee participation and/or special assignments, except Ms. Ajemian received unvested options to purchase 100,000 shares of the Company’s common stock that vested in April, 2006.

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

ITEM 10. EXECUTIVE COMPENSATION

 The following table sets forth the compensation awarded by the Company for the fiscal years ended March 31 2004, 2005, 2006, and 2007 to the following executives (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

		ANNUAL COMPENSATION				LONG-TERM COMPENSATION
						AWARDS		PAYOUTS
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	RESTRICTED STOCK AWARD(S) ($)	SECURITIES UNDERLYING OPTIONS/SARS (#)		LTIP PAYOUTS ($)	ALL OTHER COMPENSATION ($)
Joseph Gutierrez	2007	$60,500	0	0	0	0		0	0
President, Chief Financial Officer	2006	$88,000	0	0	0	0		0	0
and Principal Accounting Officer	2005	$72,000	0	0	0	800,000	(1)	0	0
	2004	$72,000	0	0	0	550,000		0	0

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

Under the October 2003 Plan, the Company reserved for issuance a total of 7,000,000 shares for issuance to officers, directors, consultants and advisors of which no options have been issued. These options range in price from $.02 to $2.00 per share. As of March 31, 2006, 250,000 options have been issued under the October 2003 Plan

Under the 2004 Stock Option Plan, dated August 1, 2004 (the “2004 Plan”), the Company issued 50,000 shares for issuance to a consultant. The number of shares that are authorized for issuance under the Plan shall not exceed 50,000 shares. The share price at which each share may be purchased shall be determined in each case by the Board of Directors and set forth in the Stock Option Agreement, but in no event shall the price be less than 100% of the Fair Market value of the shares on the date of grant. As of March 31, 2006, 50,000 shares have been issued under the 2004 Plan. As of March 31, 2007, there remain 6,750,000 shares, which can be issued under all the Stock Option Plans, after giving effect to stock splits and shares issued under the Plans.

Aggregated Option; Fiscal Year-End Value

The following table provides information, with respect to the executive officers, concerning unexercised options held by them at the end of the fiscal year ended March 31, 2007. None of the executive officers exercised any stock appreciation rights during the 2005 fiscal year and no stock appreciation rights were held by the named executive officers at the end of such year.

AGGREGATED FISCAL YEAR-END OPTION VALUES

	Number of Unexercised Options at Fiscal Year End 3-31-07		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph Gutierrez	600,000	0	$0	$0

(1)	Based on a market value of $0.003 per Common Share on March 31, 2007.

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

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

Employment Agreements. We entered into an employment agreement during the year ended March 31, 2007 as follows: the Company entered on April 5, 2006, into a Memorandum of Terms with Milton Hahn. Milton Hahn was appointed as Chief Executive Officer and Chairman of the Board of Directors. Mr. Hahn’s tenure is for a term of one year, renewable on an annual basis. Mr. Hahn’s compensation is $360,000 per annum, payable on a semi-monthly basis. Mr. Hahn has also been awarded options to acquire 2,000,000 shares of the Company’s common stock under the 2003 Stock Option Plan, dated October 15, 2004 (the “October 2003 Plan”). Mr. Hahn will be awarded 3,000,000 shares of restricted common stock issuable upon the execution of a final employment agreement between him and the Company. Additionally, Mr. Hahn is entitled to receive up to 10,000,000 restricted common stock upon the Company reaching several milestones, including listing on a national exchange and reaching a certain market capitalization.

Subsequent to March 31,2007, Milton Hahn resigned on June 15, 2007 as Chief Executive Officer and Chairman of the Board of Directors for personal reasons. The Company provided Mr. Hahn with a copy of the Form 8K prior to its filing with the U.S. Securities and Exchange Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There were 116,019,394 shares of our common stock issued and outstanding on March 31, 2007 and 120,095,284 shares of the Company’s common stock issued and outstanding on a fully-diluted basis as of March 31, 2007. No preferred shares were issued and outstanding at March 31, 2007.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common	Nations Mobile Networks Ltd. Level 31 Six Battery Road Singapore 049909	58,872,445	50.744%
	TOTAL:	58,872,445	50.744%

(1)
Applicable percentage of ownership is based on 116,019,394 shares of common stock outstanding as of March 31, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Shares Owned(1)
	Joseph Gutierrez*(2) 11150 W. Olympic Blvd., Suite 860 Los Angeles CA 90064	1,550,000	1.33%
	Maral Ajemian*(3) 11150 W. Olympic Blvd., Suite 860 Los Angeles CA 90064	139,718	0.12%
	Nations Mobile Networks Ltd. Level 31 Six Battery Road Singapore 049909	58,872,445	50.744%
	All Directors and Officers as a group (2 persons)	1,689,718	1.45%

*	Denotes officer and director.

(1)
Applicable percentage of ownership is based on 116,019,394 shares of common stock outstanding as of March 31, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 13. REPORTS

(a) Financial Statements and Schedules:

The following financial statements and schedules are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm dated July 13, 2007

•	Balance Sheet for the Fiscal Year Ended March 31, 2007

•	Statements of Operations for the Fiscal Years Ended March 31, 2007 and 2006 and the cumulative during the development stage through March 31, 2007

•	Statement of Stockholders’ Equity (Deficit)

•	Statements of Cash Flows For the Years Ended March 31, 2007 and 2006 and the cumulative during the development stage through March 31, 2007

•	Notes to Financial Statements

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by Rose, Snyder & Jacobs during the fiscal years ended March 31, 2007 and March 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		March 31, 2007	March 31, 2006
(i)	Audit Fees	$62,419	$71,885
(ii)	Audit Related Fees	$6,904	$6,522
(iii)	Tax Fees	$0	$0
(iv)	All Other Fees	$0	$26,008

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

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2007 or 2006.

All Other Fees. Consists of fees for products and services other than the services reported above. There were $26,008 fees paid in 2006 related to the review and filings of an SB-2 Registration Statement.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

We established an Audit Committee in May 2006. For the year ended March 31, 2007, we did not have a designated Audit Committee, and accordingly, our Board of Directors pre-approved all audit and permissible non-audit services provided by the independent auditors. These services included audit services, audit-related services, tax services and other services. Pre-approval was generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management were required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors also pre-approved particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	AEROTELESIS, INC.

July 13, 2007	/s/ Joseph Gutierrez
Joseph Gutierrez, President, CFO, Director

July 13, 2007	/s/ Maral Ajemian
Maral Ajemian, Director

APPENDIX A

i

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
aeroTelesis, Inc.

We have audited the accompanying balance sheet of aeroTelesis, Inc. (a development stage company) (the “Company”) as of March 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2007 and 2006, and for the period from when the Company re-emerged as a development stage company (October 3, 2003) through March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of aeroTelesis, Inc. as of March 31, 2007, and the results of its operations and cash flows for the years ended March 31, 2007 and 2006, and for the period from when the Company re-emerged as a development stage company (October 3, 2003) through March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no significant revenue, has sustained operating losses since it remerged as a development stage company and has negative working capital at March 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
July 13, 2007

F-i

aeroTelesis Inc.
(A Development Stage Enterprise)
Balance Sheet
As of March 31, 2007

ASSETS

Current Assets
Cash	-
Total Current Assets		-

Fixed Assets:
Furniture & Fixtures	126,029
Accumulated Depreciation	(61,887)
Total Fixed Assets		64,142

Total Assets		$64,142

LIABILITIES

Current Liabilities
Cash Overdraft	34
Accounts Payable and Accrued Expenses	734,362
Accrued Interest Payable	370,818
Deposits on Common Stock Issuances	508,000
Revolving Line of Credit, Related Party	211,410
Capital Lease Payable - Current	39,508
Convertible Debenture	3,156,000
Loan Costs, net of amortization	(1,758,159)
Total Current Liabilities	3,261,973

Total Liabilities		3,261,973

Commitments and Contingencies		-

STOCKHOLDERS' DEFICIT

Preferred Stock	-
2,000,000 authorized, par value $.001
no shares issued and outstanding
Common Stock	9,282
2,000,000 authorized, par value $.00008
116,019,394 shares issued and outstanding
Additional Paid-in-Capital	11,635,171
Deficit Accumulated During the Development Stage	(14,842,284)
Total Stockholders' Deficit		(3,197,831)

Total Liabilities and Stockholders' Deficit		$64,142

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of the financial statements.

aeroTelesis Inc.
(A Development Stage Enterprise)
Statement of Operations

			Cumulative
			During the
	Year Ended	Year Ended	Development
	March 31	March 31	Stage
	2007	2006	Through 3/31/07
Revenues:
Revenues	$-	$8,600	$478,090

Total Revenues	$-	$8,600	$478,090

Expenses:
Cost of Revenues	$-	$-	$17,349
Impairment Loss on Licenses	2,698,781	-	2,698,781
Research & Development	348,000	1,260,000	1,608,000
Consulting Fees	324,503	248,443	572,946
Options/Warrants Expense - Non Cash	297,141	1,762,808	2,059,949
Payroll Expenses	165,968	242,943	654,227
Operating Expenses	150,354	183,705	502,256
Legal & Professional Fees	146,497	564,340	1,872,685
Rent	88,084	111,775	379,165
Non Cash Consulting Fees	48,000	1,345,900	1,393,900
Depreciation Expense	29,756	30,260	76,614
Insurance	25,890	31,332	57,222
Travel	5,871	137,298	455,184

Total Expenses	4,328,845	5,918,804	12,348,278

Net Loss from Operations	$(4,328,845)	$(5,910,204)	$(11,870,188)

Other Expenses:
Amortization of Loan Costs	$875,567	1,333,286	$2,208,853
Interest Expense	356,389	188,045	544,434
Other Expenses	20,095	187,579	218,809
Total Other Expenses	1,252,051	1,708,910	2,972,096

Loss Before Income Tax Expense	(5,580,896)	(7,619,114)	(14,842,284)

Provision for Income Taxes:

Provision for Income Taxes	-	-	-

Net Loss	$(5,580,896)	$(7,619,114)	$(14,842,284)

Basic and Diluted Loss Per Common Share	(0.06)	(0.09)

Weighted Average number of Common Shares used in per share calculations	95,062,799	85,928,700

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of the financial statements.

aeroTelesis Inc.
(A Development Stage Enterprise)
Statement of Stockholders' Equity (Deficit)

						Deficit
						Accumulated
			Preferred	Common	Additional	During the	Stock		Stockholders'
	Common	Preferred	$0.0001	$0.00008	Paid-In	Development	Subcription	Accumulated	Equity
	Shares	Shares	Par Value	Par Value	Capital	Stage	Receivable	Deficit	(Deficit)
Balance, April 1, 2002	5,474,826	-	$-	$438	$973,017	$-	$-	$(979,515)	$(6,060)

Net Income								82,946	82,946
Balance, March 31, 2003	5,474,826	-	$-	$438	$973,017	$-	$-	$(896,569)	$76,886

Prior capital replaced by aeroTelesis								(16,540)	(16,540)
Philippines capital under reverse
takeover accounting

Transferred to Additional Paid in Capital					(913,109)			913,109	-

Shares issued in relation to	75,000,000			6,000	1,606,225				1,612,225
reverse merger

March 1, 2004
Stock Issued for License Agreements	200,000			16	999,984				1,000,000

March 31, 2004
Stock Issued for Debt	613,832			49	613,783				613,832

Net Loss						(581,684)		-	(581,684)
Balance, March 31, 2004	81,288,658	-	$-	$6,503	$3,279,900	$(581,684)	$-	$-	$2,704,719

June 16, 2004
Stock Dividend	1,626,469			130	(130)				-

Stock Issued for Debt	417,698			33	478,274				478,307

Stock Issued for Services	79,425			7	356,517				356,524

Stock Issued for Cash	25,451			2	29,998		(7,500)		22,500

Net Loss						(1,060,590)		-	(1,060,590)
Balance, March 31, 2005	83,437,701	-	$-	$6,676	$4,144,559	$(1,642,274)	$(7,500)	$-	$2,501,460

Stock Options Exercised	3,770,000			302	1,426,596				1,426,898

Issuance of Stock Options					1,762,808				1,762,808

Stock Warrants					2,487,675				2,487,675

Beneficial Conversion Feature					880,038				880,038

Stock Issued for Services, net of 1.4 million	1,049,950			84	109,024				109,108
for raising capital

Stock Subcription Receivable-Collection							7,500		7,500

Stock Issued for Cash	140,143			11	65,539				65,550

Net Loss						(7,619,114)		-	(7,619,114)
Balance, March 31, 2006	88,397,794	-	$-	$7,072	$10,876,239	$(9,261,388)	$-	$-	$1,621,923

Stock Options					297,141				297,141

Stock Issued for Convertible Debt	27,087,600			2,167	398,498				400,665

Stock Issued for Services	534,000			43	63,293				63,336

Net Loss						(5,580,896)		-	(5,580,896)
Balance, March 31, 2007	116,019,394	-	$-	$9,282	$11,635,171	$(14,842,284)	$-	$-	$(3,197,831)

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of the financial statements.

aeroTelesis Inc.
(A Development Stage Enterprise)
Statement of Cash Flows

			Cumulative
			During the
	Year	Year	Development
	Ended March 31	Ended March 31	Stage
	2007	2006	Through 3/31/07
Cash Flows from Operating Activities:

Net Loss	$(5,580,896)	$(7,619,114)	$(14,842,284)
Adjustment to reconcile net income(loss) to net cash
used in operating activities:
Depreciation	29,756	30,261	76,615
Shares for services	63,336	1,426,433	1,846,293
Options for services	297,141	1,762,808	2,059,949
Amortization of loan cost	875,567	1,333,286	2,208,853
Loss on disposal of property and equipment	10,097		10,097
Impairment loss on licenses	2,698,781	-	2,698,781
Other non-cash expenses	-	109,024	182,754
Changes in operating assets and liabilities:
Receivables	-	3,535	54,000
Deposits	26,784	(8,631)	-
Prepaid insurance	28,493	(28,492)	18,106
Related party payable	-	-	8,600
Accounts payable and accrued expenses	446,868	79,423	770,668
Accrued interest payable	345,635	-	370,818

Net Cash Used In Operating Activities	$(758,438)	$(2,911,467)	$(4,536,750)

Cash Flows from Investing Activities:

Capital expenditures	-	(33,795)	(89,436)
Licenses	-	-	(86,556)

Net Cash Used in Investing Activities	$-	$(33,795)	$(175,992)

Cash Flows from Financing Activities:

Common stock	508,000	73,540	604,040
Convertible debenture	-	2,900,758	2,900,758
Note payable	-	28,176	28,176
Cash overdraft	34	-	34
Capital leases payments	(7,469)	(12,662)	(20,619)
Revolving line of credit, related party, advances	245,500	141,986	1,376,429
Revolving line of credit, related party, repayments	(35,581)	(140,495)	(176,076)
Note payable for director's insurance	(19,869)	19,869	-

Net Cash Provided from Financing Activities	$690,615	$3,011,172	$4,712,742

Net Increase (Decrease) in Cash	$(67,823)	$65,910	-

Cash Balance, Begin Period	67,823	1,913	-

Cash Balance, End Period	$-	$67,823	$-

Supplemental Disclosures:
Cash Paid for interest	$2,886	$106,196	$116,361
Cash Paid for income taxes	$-	$-	$-

Non-Cash Transaction:
Stock Issued for Services	$63,336	$1,426,433	$1,846,293
Stock Issued for Debt	$400,665	$-	$1,492,804
Subcription Receivable	$-	$(7,500)	$-
Long Term Debt Used to Acquire Equipment	$-	$24,824	$61,418
Accounts Payable	$-	$57,541	$57,541
Beneficial Conversion	$-	$1,400,000	$1,400,000

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of the financial statements.

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

AEROTELESIS INC., formerly Pacific Realm Inc., (“the Company”) was incorporated under the laws of the State of Delaware in 1968 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. The Company has a total of 200,000,000 authorized common shares with a par value of $.00008 and 2,000,000 preferred shares with a par value of $.001 per share and with 116,019,394 common shares issued and outstanding and no preferred shares issued and outstanding as of March 31, 2007. The Company filed an amendment of its Certificate of Incorporation with the State of Delaware to increase the authorized shares from 20,000,000 authorized common shares to 200,000,000 authorized shares and to change its par value from $.0001 to $.00008 in March 2003. Also, on September 12, 2003, the Company approved a two-for-one forward stock split of the common stock shares. Additionally, the Company, on October 22, 2003, filed an amendment to the Articles of Incorporation with the State of Delaware to change the name of the Company to AEROTELESIS INC.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aerotelesis Philippines Inc. (a British Virgin Islands company), Aerotelesis IP Networks Inc. (a Delaware Company), and Aerotelesis Satellite Networks Inc.(a Delaware Company). All material inter-Company balances and transactions have been eliminated, as necessary, in consolidation. All subsidiaries are inactive as of March 31, 2007.

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
MARCH 31, 2007 AND 2006

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

Licenses

The Company has decided to treat the ATP License as having a useful life of fifteen years while its two licenses with Photron, are being treated as having useful lives of ten years. The Company performed an impairment analysis of these licenses, and as a result, wrote off $2,698,781, the balance of the licenses during the year ended March 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management uses its’ historical records and knowledge of its’ business in making these estimates. Actual results could differ from those estimates.

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

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

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

Long-lived assets consist primarily of property and equipment and the license agreements. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, the Company will evaluate whether impairment exists. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2007, there was impairment of the Company’s license agreements.

Stock Purchase Warrants Issued with Notes Payable

 The company granted warrants in connection with the issuance of certain notes payable and convertible debentures. Under Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative estimated fair value of such warrants represents a discount from the face amount of the notes payable.

Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share Based Payment” during the year ended March 31, 2007. Please refer to Note 3.

Newly Issued Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable to do so. The statement requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We adopted SFAS No. 154 beginning in the first quarter of fiscal 2006, which is not expected to have a material impact on our consolidated results of operations, financial position, or cash flows.]

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t)

Newly Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Income Tax Uncertainties. The Interpretation defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not.” The term “more-likely-than-not” means there exists a likelihood of more than 50 percent that the position will be sustained upon review by the taxing authority based solely on its technical merits as of the reporting date. The Interpretation will be effective for the Company as of the beginning of fiscal 2008. We are currently assessing the impact of the adoption of FIN No. 48; however, we do not expect the adoption of FIN No. 48 will have a material effect on our financial position and results of operations.

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
MARCH 31, 2007 AND 2006

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

During the fiscal year ended March 31, 2007, a total of 27,087,600 shares of common stock were issued to reduce convertible debt in the amount of $400,665.

For the fiscal year ended March 31, 2007, a total of 534,000 shares of common stock were issued for services and expenses in the amount of $63,336.

Stock options that were issued to consultants and advisors were valued at $297,141 and $1,762,808 as of March 31, 2007 and 2006 using the Black-Scholes valuation method and included as an expense to the statement of operations based on the vesting schedule.

The option shares were not included in the EPS computation since they would be anti-dilutive.

NOTE 3: STOCK BASED COMPENSATION

During the year ended March 31, 2007, the Company adopted the provisions of (“SFAS”) No. 123 (R), prior to adoption of (“SFAS”) No. 123 (K), Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Compensations cost, if any, is measured as the excess of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock- Based Compensation, amended by SFAS 148, Accounting For Stock-Based Compensation - Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the APB Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 3: STOCK BASED COMPENSATION (con't)

If the fair value of the stock options granted to employees during a fiscal year had been recognized as compensation expense on straight-line basis over the vesting period of the grants, stock-based compensation costs would have impacted our net income and earnings per common share for the fiscal year ended March 31, 2006 as follows:

2006
Net Income (Loss) as Reported	$(7,619,114)

Deduct: Stock Based Compensation Costs, Net of Taxes Under SFAS 123	(707,500)
Pro Forma Net Income (Loss)	$(8,326,614)

Per Share Information:
Basic, as Reported	$(0.09)
Basic, Pro Forma	$(0.10)
Diluted, as Reported	$(0.09)
Diluted, Pro Forma	$(0.10)

There were no options issued during the year ended March 31, 2007. The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for fiscal year ended March 31 2006:
2006
Expected Life (Years)	2.00
Risk Free Interest Rate	4.08%
Volatility	208.00%
Dividend Yield	—%

NOTE 4: MERGER/LICENSE AGREEMENT

On October 2, 2003, the Company entered into an Agreement and Plan of Reorganization ( the “Agreement”) with Nations Mobile Networks Ltd. (“Nations”), a British Virgin Islands company, whereby the Company issued 75,000,000 shares of “restricted securities” (common stock) to Nations in exchange for, among other things, all assets and operations of Nations’ wholly-owned subsidiary Aerotelesis Philippines, Inc. (“ATP”), a British Virgin Islands company, in consideration of the exchange of 100% of the issued and outstanding shares of ATP. Nations also gave a right of first refusal to the Company to acquire operations in other developing nations, primarily in Southeast Asia, Central and South America and the Middle East. The shares issued to Nations amount to approximately 92% in the aggregate of the post-Agreement outstanding voting securities of the Company.

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

(continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 4: MERGER/LICENSE AGREEMENT (con’t)

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

The Company had decided to treat the ATP License as having a useful life of fifteen years while its other two licenses, the licenses acquired in 2004, are being treated as having useful lives of ten years and amortized over the useful life once the Company begins to produce revenue from the license. During the year ended March 31, 2007, the Company performed an impairment test and consequently wrote-off the carrying amount of these licenses.

In March of 2006, the Company made a deposit to Photron for the license for North America in the amount of $1,260,000. Such a deposit was fully expensed as development cost.

On May 18, 2006, the Company signed an agreement with Photron for the licensing rights for the USM North America for $4.0 million payable in $3.0 million in cash and $1.0 million in the Company’s restricted stock at market value. As of March 31, 2007, the Company has paid $1,608,000 towards this USMTM license. $348,000 of this fee was paid for during the fiscal year ended March 31, 2007. These costs have been expensed as development costs.

Due to the fact that the technology has not been used by the Company to date, the decision has been made to write off these values. As a result, the Company recorded an impairment loss on the licenses of $2,698,781, during the year ended March 31,2007.

NOTE 5: INCOME TAXES

The provision for income taxes has been calculated based on federal and state statutory rates of 34% and 8.85%, respectively.

	Years Ended March 31,
	2007	2006
Income Tax Benefit Calculated Using the Statutory Rates	$2,390,516	$3,035,531
Non-Deductible Expenses	(2,095)	(5,036)
Changes in Valuation Allowance	(2,388,421)	(3,030,495)
	$—	$—

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 5: INCOME TAXES (con’t)

Temporary differences, which give rise to deferred tax assets and liabilities are as follows:

	Years Ended March 31,
Deferred Tax Asset (Credit)	2007	2006
Depreciation	$(27,753)	$(15,003)
Net Operating Loss	6,044,431	3,643,260
Valuation Allowance	(6,016,678)	(3,628,257)
	$—	$—

Net operating losses expire twenty years from the time they are incurred for federal tax purposes and will begin to expire in 2023. The net operating losses will begin to expire in the following years and are approximately:
Incurred March 31,	Will expire	March 31,

2003	2023	$577,677
2004	2024	$462,000
2005	2025	$1,485,202
2006	2026	$7,619,114
2007	2027	$5,580,896

NOTE 6: FIXED ASSETS

Fixed assets are stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful life of 5 - 7 years.

	Year Ended March 31,
	2007	2006
Office Equipment	$80,935	$80,936
Copier	28,176	53,000
Office Furniture	12,918	12,918
Auto	4,000	4,000
Less Accumulated Depreciation	(61,887)	(46,859)
NET PROPERTY AND EQUIPMENT	$64,142	$103,995

Depreciation expense for the year ending March 31, 2007 and 2006 is $29,756 and $30,260, respectively.

NOTE 7: RELATED PARTY TRANSACTIONS

The major shareholder, Nations Mobile Networks Ltd. (“Nations”) has entered into a Loan Agreement dated September 25, 2003 to advance the Company up to $1,000,000 for operations for a twelve-month period and the agreement was renewed for an additional twelve months on October 1, 2004. The Loan Agreement expired in October 2005 and was renewed on July 12, 2006 for a period of one year under the same terms as the Loan Agreement dated September 25, 2003. We expect to renew the revolving loan agreement by September 30, 2007, when the current agreement expires.

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

The loan activity was as follows:

	2007	2006
Beginning balances	$1,491	$0
Cash advances	245,500	141,986
Cash Payments	(35,581)	(140,495)

	$211,410	$1,491

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
On May 18, 2006, the Company signed an agreement with Photron for the licensing rights for the USM North America for $4.0 million payable in $3.0 million in cash and $1.0 million in the Company’s restricted stock at market value. As of March 31, 2007, the Company has paid $1,608,000 towards this USM license. $348,000 of this fee was paid for during the fiscal year ended March 31, 2007. These costs have been expensed as development costs.

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended March 31, 2007 and 2006.

	Year Ended March 31,
	2007	2006
Numerator:
Net Income (Loss) From Continuing Operations	$(5,580,896)	$(7,619,114)
Denominator:
Basic Weighted Average Shares Outstanding	95,062,799	85,928,700
Potentially Dilutive Options	-0-	-0-
Denominator for Diluted EPS	95,062,799	85,928,700
Earnings (Loss) Per Share:
Basic and Diluted	$(0.06)	(0.09)

The option shares and warrants were not included in the computation since they would be anti-dilutive

NOTE 9: STOCK OPTION PLANS AND WARRANTS

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

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 9: STOCK OPTION PLANS AND WARRANTS (con’t)

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
The following summarizes stock option activity and related information:

	Years Ended March 31,
	2007		2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, Beginning of Year:	1,230,000	$.59	850,000	$0.60
Granted	-0-	-0-	5,350,000	1.00
Exercised	-0-	-0-	(3,770,000)	0.38
Canceled	-0-	-0-	(1,200,000)	2.00
Outstanding, End of Year	1,230,000	$.59	1,230,000	$.59
Exercisable, End of Year	1,230,000	$.59	906,734	$.59

The following summarizes information related to stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$1.00		1,230,000.59	$1.00	1,230,000	$.59
		1,230,000.59	$1.00	1,230,000	$.59

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 10: LONG TERM DEBT PAYABLE

On September 25, 2003, the Company entered into a loan agreement with Nations for a line of credit up to $1,000,000 for a period of twelve months as a working capital loan. The loan agreement contained an interest provision of 7% to be accrued quarterly. On October 1, 2004, the loan agreement with Nations was renewed for one year. The line of credit expired in October 2005 but was renewed on July 12, 2006, under the same terms as the Loan agreement dated September 25, 2003, and will expire by September 30, 2007. At March 31, 2007 and 2006, the balance of this line was $211,410 and $1,491, respectively.

In 2006, the Company financed $30,443 of equipment. The Company defaulted on the lease during the year ended March 31, 2007 and the asset was repossessed. However, the Company is still liable for the remaining balance of the lease of $39,508.

NOTE 11: OPERATING LEASES

During 2005, the Company entered into an operating lease for office space, with a remaining term in excess of one year, and as of April 12, 2007 have involuntarily relocated to a smaller 500 square foot temporary space at $1,000/month. We anticipate that we will need to find a permanent space of 1,500 to 2,000 square feet in the near future.

Rent expense was $88,084 and $111,775 for the years ended March 31, 2007 and 2006, respectively. Currently the Company is in default of all leases and the Company involuntarily relocated to another location.

NOTE 12: LEGAL PROCEEDINGS

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

The Company has engaged legal counsel to represent it in these matters and intends to vigorously defend itself against Mr. Narayanan’s allegations and to pursue its claim against Mr. Narayanan. A trial date is set for October 1, 2007. The effect of unfavorable outcome, if any, cannot be estimated.

NOTE 13 - CONVERTIBLE DEBT

On May 10, 2005, the Company entered into a bridge debenture agreement, whereby an investor committed to purchase $3,000,000 of convertible debentures from the Company. The agreement included various terms, including the following:

o $1,500,000 disbursed at closing

o $1,500,000 d o 10% Interest rate

o 12 Month maturity

(Continued)

AEROTELESIS INC.
(A DEVELOPMENTAL STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 13 - CONVERTIBLE DEBT (con’t)

o Secured by all assets of the Company

o 30% Warrant coverage at an exercise price of $3.00, 20% warrant coverage at an exercise price of $4.00

The following table summarizes the warrants outstanding and exercisable at March 31, 2007.

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
The warrants were valued at $1,231,606 and the conversion feature was valued at $2,120,773. Both the warrants and conversion feature are recorded as a part of the debt issue cost as a reduction of the liability and to be amortized over the 36 months. A total of $579,757 was paid for commissions and expenses and shown as a reduction of the debt and is being amortized over 36 months, the length of the debt. A total of $875,567 and $1,333,286 has been amortized for the periods ended March 31, 2007 and 2006.

The convertible debenture is convertible into shares of the Company’s common stock at 75% of the asking price in the OTCBB on the date of conversion. Interest in the amount of $159,052 and $176,849 has been charged to interest expense during the years ended March 31, 2007 and 2006.

NOTE 14 - SUBSEQUENT EVENTS

On June 20, 2007 Cornell Capital Partners, LP served Aerotelesis, Inc. with a Notice of default for not keeping the Registration Statement current with the United States Securities and Exchange Commission. This filing would have allowed Cornell to keep on converting their convertible debentures.