Form 10QSB
period 2007-06-30
AEROTELESIS INC
filed 2007-08-20
CIK 17544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 0-5014

aeroTelesis, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	95-2554669
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13428 Maxella Ave., Unit 322, Marina del Rey, CA 90292
(Address of Principal Executive Offices)

(310) 980-3480
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2007
Common stock, $0.00008 par value	117,037,358

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

AEROTELESIS, INC.
A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEETS

	June 30	March 31
	2007	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Fixed Assets:
Furniture & Fixtures	122,029	126,029
Accumulated Depreciation	(66,811)	(61,887)
Total Fixed Assets	55,218	64,142

Total Assets	$55,218	$64,142

LIABILITIES

Current Liabilities
Cash Overdraft	$87	$34
Accounts Payable and Accrued Expenses	777,475	734,362
Accrued Interest Payable	460,152	370,818
Deposits on Common Stock Issuances	533,500	508,000
Revolving Line of Credit - Related Party	239,710	211,410
Convertible Debenture	3,139,000	3,156,000
Loan Costs, net of accumulated amortization	-	(1,758,159)
Capital Lease Payable	39,508	39,508
Total Current Liabilities	5,189,432	3,261,973

Total Liabilities	5,189,432	3,261,973

Commitments and Contingencies

STOCKHOLDERS ' EQUITY

Preferred Stock
2,000,000 authorized, par value $.001 no shares issued and outstanding	-	-
Common Stock
200,000,000 authorized, par value $.00008 117,037,358 and 116,019,394 shares issued and outstanding	9,363	9,282

Additional Paid-in-Capital	11,652,090	11,635,171
Deficit accumulated during the development stage	(16,795,667)	(14,842,284)

Total Stockholders' Equity	(5,134,214)	(3,197,831)

Total Liabilities and Stockholders' Equity	$55,218	$64,142

The accompanying notes are intregral part of financial statements

See accompanying notes.

AEROTELESIS, INC.
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
			During the
	Three Months Ended		Development
	June 30	June 30	Stage
	2007	2006	Through 6/30/07

Revenues:
Revenues	$-	$-	$478,090

Total Revenues	$-	$-	$478,090

Expenses:
Cost of Revenues	$-	$-	$17,349
Impairment loss on Licenses	-	-	2,698,781
Options/Warrants Expense - Non Cash	-	101,283	2,059,949
Non Cash Consulting Fees	-	-	1,393,900
Research & Development	24,800	28,000	1,632,800
Legal & Professional Fees	17,915	122,646	1,890,600
Payroll Expenses	45,000	52,154	699,227
Travel	-	5,695	455,184
Operating Expenses	5,664	21,839	507,184
Rent	3,000	22,340	382,165
Consulting Fees	-	99,503	572,946
Depreciation Expense	6,301	7,542	82,915
Insurance	-	14,223	57,222

Total Expenses	102,680	475,225	12,450,222

Net Loss from Operations	$(102,680)	$(475,225)	$(11,972,132)

Other Expenses:
Amortization of Loan Costs	$1,758,159	$244,566	$3,967,012
Interest Expense	89,922	91,938	634,356
Other Expenses	2,622	(30,000)	222,167
Total Other Expenses	1,850,703	306,504	4,823,535

Loss Before Income Tax Expense	(1,953,383)	(781,729)	(16,795,667)

Provision for Income Taxes:

Provision for Income Taxes	-	-	-

Net Loss	$(1,953,383)	$(781,729)	$(16,795,667)

Basic and Diluted Loss Per Common Share	(0.02)	(0.01)

Weighted Average number of Common Shares used in per share calculations	116,533,969	88,991,294

The accompanying notes are intregral part of financial statements

See accompanying notes.

AEROTELESIS, INC.
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
	Three Months Ended		During the
	Ended June 30	Ended June 30	Development
	2007	2006	Stage

Cash Flows from Operating Activities:

Net Loss	$(1,953,383)	$(781,729)	$(16,795,667)
Adjustment to reconcile net income(loss) to net cash
used in operating activities:
Depreciation	6,301	7,542	82,916
Shares for Services	-	-	1,846,293
Options for Services	-	101,283	2,059,949
Amortization of Loan Cost	1,758,159	244,566	3,967,012
Loss on disposal of property and equipment	2,622	-	12,719
Impairment loss on licenses	-	-	2,698,781
Other Non-Cash Expenses	-	-	182,754
Changes in operating assets and liabilities:
Receivables	-	-	54,000
Deposits	-	-	-
Prepaid Insurance	-	12,211	18,106
Related Party Payable	-	-	8,600
Accrued interest payable	89,334	-	460,152
Accounts Payable and Accrued Expenses	43,114	210,719	813,782
Net Cash Used In Operating Activities	$(53,853)	$(205,408)	$(4,590,603)

Cash Flows from Investing Activities:

Capital Expenditures	-	-	(89,436)
Licenses	-	-	(86,556)
Net Cash Used in Investing Activities	$-	$-	$(175,992)

Cash Flows from Financing Activities:
Common Stock	25,500	-	629,540
Convertible Debenture	-	-	2,900,758
Note Payable	-	(7,870)	28,176
Cash Overdraft	53	-	87
Capital Leases Payments	-	(3,058)	(20,619)
Revolving Line of Credit, related party, advances	28,300	149,703	1,404,729
Revolving Line of Credit , related party, repayments	-	-	(176,076)

Net Cash Provided from Financing Activities	$53,853	$138,775	$4,766,595

Net Increase (Decrease) in Cash	$-	$(66,633)	$-

Cash Balance, Begin Period	-	67,823	-
Cash Balance, End Period	$-	$1,190	$-

Supplemental Disclosures:
Cash Paid for interest	$-	$4,224	$116,361
Cash Paid for income taxes	$-	$-	$-

Non-Cash Transaction:
Stock Issued for Services	$-	$-	$1,846,293
Stock Issued for Debt	$17,000	$-	$1,509,804
Accounts Payable	$-	$-	$57,541
Stock Issued as fees to raise capital	$-	$-	$1,400,000
Long Term Debt Used to Acquire Equipment	$-	$-	$61,418

The accompanying notes are intregral part of financial statements

See accompanying notes.

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited interim financial statements of aeroTelesis, Inc. (the “Company”) as of June 30, 2007 and for the three months ended June 30, 2007 and 2006, included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2007 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2007, and the results of its operations for the three months ended June 30, 2007 and 2006 and the developmental period, and its cash flows for the three months ended June 30, 2007 and 2006 and during the developmental period.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of March 31, 2007 and related notes included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”).

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

In October 2003, the Company acquired all issued and outstanding shares of Aerotelesis Philippines, Inc. (“ATP”), a British Virgin Islands company, in exchange for the issuance of 75,000,000 shares of the Company’s common stock to the sole shareholder of ATP, Nations Mobile Networks Ltd. (“Nations”), formerly known as Aerotelesis Ltd. (“ATL”). As a result of this transaction, ATP became a wholly-owned subsidiary of the Company. Nations holds 58,872,445 shares (50.3%) of the 117,037,358 fully diluted outstanding shares of common stock of the Company as of June 30, 2007.

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

(continued)

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” during the year ended March 31, 2007. Please refer to Note 3.

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

NOTE 2: COMMON STOCK

The company has a total of 200,000,000 authorized common shares, with a par value of $0.00008 and 2,000,000 preferred shares, with a par value of $.001 per share and with 117,037,358 common shares issued and outstanding and no preferred shares issued and outstanding as of June 30, 2007.

During the quarter ended June 30, 2007, the Company issued the following shares of its common stock:

•
On May 15, 2007, 1,017,964 shares of common stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced.

(continued)

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED

NOTE 3: STOCK-BASED COMPENSATION

During the year ended March 31, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation to employees using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation cost, if any, was measured as the excess of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, amended by SFAS 148, Accounting For Stock-Based Compensation - Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation; however, it allowed an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25.

There were no options issued during the quarter ended June 30, 2007. At June 30, 2007, there was 1,230,000 options outstanding and fully vested. These options have an exercise price of $1.00 and a weighted-average remaining contractual life of 0.33 years.

NOTE 4: LONG TERM DEBT

On July 12, 2006, the Company renewed a loan agreement the Company’s majority stockholder with Nations Mobile Networks, LTD. (“Nations”) for a line of credit up to $1,000,000 for a period of twelve months as a working capital loan. The loan agreement contained an interest provision of 7% to be accrued quarterly. The balance of the note as of June 30, 2007 is $239,710 with $16,415 in accrued interest.

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

On June 20, 2007, Cornell Capital Partners, LP served the Company with a notice of default for not keeping the registration statement current with the United States Securities and Exchange Commission. This filing would have allowed Cornell to keep on converting their convertible debentures.

In connection with the Securities Purchase Agreement, the Company issued Cornell Capital Partners, LP five warrants, each of which is exercisable for a period of one year.

(continued)

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 5: CONVERTIBLE DEBT (CONTINUED)

The following table summarizes the warrants outstanding and exercisable at June 30, 2007.

	Number of Warrants Outstanding	Exercise Price	Maturity Date
	300,000	3.00	7/27/10
	150,000	4.00	7/27/10
	500,000	1.00	2/07/11
	700,000	0.75	2/07/11
	1,000,000	0.50	2/07/11
TOTAL	2,650,000

The Company received $1,500,000 at closing on July 25, 2005. On October 27, 2005, the Company received a second tranche in the amount of $1,500,000. On February 8, 2006, the Company received a third tranche in the amount of $500,000.

The warrants were valued at $1,231,606 and the conversion feature was valued at $2,120,773, both of which were recorded as a part of the debt issue cost as a reduction of the liability and to be amortized over the 36 months. A total of $551,197 was paid for commissions and expenses and shown as a reduction of the debt and is being amortized over 36 months or the length of the debt. A total of $1,758,159 has been amortized for the quarter ended June 30, 2007.

During the quarter ended June 30, 2007, a total of 1,017,964 shares of common stock were issued to Cornell Capital Partners, LP. The shares of common stock were issued at a 20% discount to the lowest weighted average price of our common stock for the five trading days immediately proceeding the conversion date. The convertible debenture liability was reduced by $17,000, from $3,156,000 to $3,139,000. Interest in the amount of $ 85,890 has been charged to interest expense during the quarter ended June 30, 2007.

On June 20, 2007 Cornell Capital Partners, LP served the Company with a notice of default for not keeping the Registration Statement current with the United States Securities and Exchange Commission. As a result, the remaining balance of the loan costs of $1,758,159 was expensed during the quarter ended June 30, 2007.

NOTE 6: LEGAL PROCEEDINGS

On January 13, 2005, the Company filed suit in Los Angeles County against its former CEO and Director, Jagan Narayanan, alleging breach of contract, fraud, breach of fiduciary duty and seeking equitable relief in the form of a declaratory judgment that the Company owes him no salary or any stock options. On February 19, 2005, Mr. Narayanan filed a counter-lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan’s case seeks damages and penalties for unpaid wages in an amount of $70,000 and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May 2005 that venue was proper in Alameda Country (where the defendant lives). The case was subsequently transferred to Alameda Country (Alameda County Case is No. HG05-199556). The Company has engaged legal counsel to represent it in these matters and intends to vigorously defend itself against Mr. Narayanan’s allegations and to pursue its claims against Mr. Narayanan. As of June 30, 2007, the Company continues its litigation with Jagan Narayanan. There have been no material developments for the quarter ended June 30, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Overview

aeroTelesis Inc. (“ aeroTelesis” or “ Company”) is an emerging technology-driven service provider that will potentially enable satellite and wireless companies to maximize their bandwidth utilization. aeroTelesis’ technology partner, Photron™ Technologies Ltd. (“ Photron™”) is the developer of a proprietary technology platform called Ultra Spectral Modulation (“ USM TM”). USM TM is a proprietary modulation technique that increases spectral efficiency in satellite and wireless applications. aeroTelesis has the exclusive license from Photron™ to distribute USM-related products and services. Upon the completion of the development of USM, aeroTelesis intends to offer USM-related products and services to major satellite operators, system integrators and wireless service providers on a global basis.

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

Business Strategy

At the present time, aeroTelesis has streamlined and focused its business model to align it with others in the satellite industry value chain, including satellite operators, system integrators, application developers and equipment manufacturers. Our initial strategy is to offer their exclusively licensed USM TM technology to satellite partners, providing them with a tool that enhances its bandwidth capacity. One of our main goals is to provide major satellite operators an ability to lower their ongoing capital expenditures by increasing the utilization of their current bandwidth by a factor of 25 times or more.

We intend to attempt to join forces with major satellite operators in some form of partnership whereby we provide the USM TM technology capability and support and the satellite operators provide the satellite capacity, sales, marketing, distribution, installation and customer support for our clients.

We renewed our revolving line of credit of $1,000,000 from Nations Mobile on July 12, 2006. We believe that additional sources of financing will come from private placements of common stock. There is no assurance that we will be successful in raising additional funds.

Results of Operations For The Three s Ended June 30, 2007 Compared To The Three Ended June 30, 2006

Revenues

For the quarter ended June 30, 2007, we had no revenues compared to no revenues for the quarter ended June 30, 2006. Our lack of revenues for the quarter ended June 30, 2007 is due to the discontinuation of consulting services and our focus on the development of USM with our licensor, Photron™.

Expenses

Our expenses for the quarter ended June 30, 2007 consisted of, research and development fees of $24,800, legal and professional fees of $17,915, payroll expenses of $45,000, operating expenses of $5,664, rent expense of $3,000, depreciation expense of $6,301, amortization of loan costs of $1,758,159, interest expense of $89,922, and other expenses of $ 2,622. The increase in expenses of $1,171,654 for the quarter ended June 30, 2007 as compared to the expenses for the quarter ended June 30, 2006 is primarily due to decreases in non-cash options/warrants expenses, and legal and professional fees, combined with an approximate $1,500,000 increase in amortization of loan costs, which resulted from the default notice received from Cornell Capital Partners, LP.

Net Loss

We realized a net loss of $1,953,383 for quarter ended June 30, 2007 compared to a net loss of $781,729 for the quarter ended June 30, 2006. The increase in net loss of 150% for quarter ended June 30, 2007 was due to the increase in expenses described above. The net loss per share for the quarter ended June 30, 2007 was $0.02 per share compared to a net loss per share of $0.01 for the quarter ended June 30, 2006.

Liquidity And Capital Resources

As of June 30, 2007, we had negative working capital of $5,189,432 consisting of zero in current assets and $5,189,432 in current liabilities.

Our assets as of June 30, 2007 were $55,218 compared to total assets of $64,142 as of March 31, 2007. The difference is primarily due to the increase in accumulated depreciation, and retirement of a vehicle. As of June 30, 2007, our assets consisted of fixed assets of $55,218, net of accumulated depreciation.

Our total liabilities as of June 30, 2007 were $5,189,432 compared to liabilities as of March 31, 2007 of $3,261,973. This increase of total liabilities of $1,927,459 from March 31, 2007 is primarily due to an increase in related party payable of $28,300, accrued interest of $ 89,334, accounts payable of $43,113, deposits for future common stock issuances of $ 25,500, a decrease in the convertible debenture of $17,000, and a decrease in the loan fees, net of accumulated amortization of $1,758,159.

Total shareholders’ deficit accumulated in the development stage increased to $16,795,667 as of June 30, 2007 from $14,842,284 as of March 31, 2007. The increase in deficit of $1,953,383 is due to the net loss of $1,953,383 for the quarter ended June 30, 2007.

On February 8, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners, LP whereby we agreed to amend and restate the secured convertible debentures we previously issued to Cornell Capital Partners, LP and Highgate House Funds, Ltd. Prior to entering into the Securities Purchase Agreement, we issued secured convertible debentures to Cornell Capital Partners, LP and Highgate House Funds, Ltd. in the principal aggregate amount equal to $3,000,000 which was funded on July 25, 2005. On February 8, 2006, Highgate House Funds, Ltd. assigned all of its interests in its debentures to Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, dated February 8, 2006, Cornell Capital Partners, LP provided us an additional $500,000 in secured convertible debentures which was funded on February 8, 2006. The $3,000,000 in secured convertible debentures and the additional $500,000 in secured convertible debentures were consolidated into new secured convertible debentures along with the accrued and unpaid interest. The debenture is secured by substantially all our assets. Cornell Capital Partners, LP has the ability to foreclose on our assets if an event of default occurs pursuant to the underlying documents and is not remedied by us or waived by Cornell Capital Partners, LP.   On June 20,2007, Cornell Capital Partners, LP served the Company with a notice of default for not keeping the Registration Statement current with the United States Securities and Exchange Commission. The secured convertible debentures have a 36-month term and accrue annual interest of 10%. The secured convertible debentures may be redeemed by us at any time, in whole or in part. We will pay a redemption premium of 20% of the amount redeemed in addition to the principle amount being redeemed plus interest. The secured convertible debentures are convertible at the holder’s option at a conversion price equal to 80% of the lowest volume weighted average price of our common stock for the five trading days immediately proceeding the conversion date.

On May 15, 2007, a total of 1,017,964 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced by $17,000.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. We have a working capital deficit with no revenues anticipated for the near term. Management believes we will need to raise approximately $1,000,000 in order to operate over the next 12 months. As shown in the accompanying financial statements, we also have incurred significant losses since inception. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives. We may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet our financial requirements over the next twelve months and to fund our business plan. There is no assurance that we will be successful in raising additional funds.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On January 13, 2005, the Company filed suit in Los Angeles County against its former CEO and Director, Jagan Narayanan, alleging breach of contract, fraud, breach of fiduciary duty and seeking equitable relief in the form of a declaratory judgment that the Company owes him no salary or any stock options. On February 18, 2005, Mr. Narayanan filed a counter-lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan’s case seeks damages and penalties for unpaid wages and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May 2005 that venue was proper in Alameda Country (where the defendant lives) so the Company’s case has been transferred there. The Company has engaged legal counsel to represent it in these matters and intends to vigorously defend itself against Mr. Narayanan’s allegations and to pursue its claims against Mr. Narayanan. As of June 30, 2007, the Company continues its litigation with Jagan Narayanan. There have been no material developments for the period ended June 30, 2007.

Neil Sloane v. aeroTelesis (f/k/a Pacific Realm, Inc.) and William H.B. Chan . (Los Angeles Superior Court, County of Orange, Case No. BC337219)

In July of 2005, Plaintiff Neil Sloane filed suit against us seeking damages of $135,000 and seeking an action for declaratory and injunctive relief, conversion, conspiracy and negligence against us and William H.B. Chan. The parties settled on March 9, 2006 in Century City, California, which settlement was expensed by the Company for the fiscal year ended March 31, 2006. On August 14, 2006, Plaintiff obtained a judgment against the Company in connection with the Company’s non-performance of certain conditions of the Settlement Agreement, entered into on March 9, 2006. Pursuant to the terms of the Stipulation for Judgment granted to Plaintiff, the court awarded Plaintiff a judgment of $95,000 and ordered the turn-over of certain collateral held in the possession of defendant’s counsel. At June 30, 2007, $95,000 remains payable.

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

On January 16, 2007, a total of 4,069,767 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced

On February 8, 2007, a total of 4,285,714 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced

On February 26, 2007, a total of 4,285,714 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced

On March 12, 2007, a total of 4,761,905 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced

On May 15, 2007, a total of 1,017,964 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced

Item 3. Defaults Upon Senior Securities.

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

AEROTELESIS, INC

August 16, 2007	By:	/s/ Joseph Gutierrez
Joseph Gutierrez President, Chief Financial Officer and Principal Accounting Officer