Form 10-Q
period 2007-09-30
AEROTELESIS INC
filed 2007-11-16
CIK 17544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2007
Common stock, $0.00008 par value	154,913,829

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

AEROTELESIS, INC.
A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEETS

ASSETS
	Sept 30	March 31
	2007	2007
	(Unaudited)
Current Assets
Cash	$6	$-
Total Current Assets	6	-

Fixed Assets:
Furniture & Fixtures	122,029	126,029
Accumulated Depreciation	(73,337)	(61,887)
Total Fixed Assets	48,692	64,142

Total Assets	$48,698	$64,142

LIABILITIES

Current Liabilities
Cash Overdraft	$-	$34
Accounts Payable and Accrued Expenses	827,690	734,362
Accrued Interest Payable	565,495	370,818
Accrued Legal Judgment	2,954,212	-
Deposits on Common Stock Issuances	557,500	508,000
Revolving Line of Credit - Related Party	239,710	211,410
Convertible Debenture	3,064,400	3,156,000
Loan Costs, net of accumulated amortization	-	(1,758,159)
Capital Lease Payable	39,508	39,508
Total Current Liabilities	8,248,515	3,261,973

Total Liabilities	8,248,515	3,261,973

Commitments and Contingencies, Note 6

STOCKHOLDERS' EQUITY

Preferred Stock 2,000,000 authorized, par value $.001 no shares issued and outstanding	-	-

Common Stock 200,000,000 authorized, par value $.00008 154,913,829 and 116,019,394 shares issued and outstanding	12,393	9,282

Additional Paid-in-Capital	11,723,661	11,635,171
Deficit accumulated during the development stage	(19,935,871)	(14,842,284)
Total Stockholders' Equity	(8,199,817)	(3,197,831)
Total Liabilities and Stockholders' Equity	$48,698	$64,142

See accompanying notes

AEROTELESIS, INC.
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					During the
					Development
	Three Months Ended		Six Months Ended		Stage
	Sept 30	Sept 30	Sept 30	Sept 30	Through
	2007	2006	2007	2006	9/30/07

Revenues:
Revenues	$-	$-	$-	$-	$478,090

Total Revenues	$-	$-	$-	$-	$478,090

Expenses:
Cost of Revenues	$-	$-	$-	$-	$17,349
Impairment loss on Licenses	-	-	-	-	2,698,781
Options/Warrants Expense - Non Cash	-	92,463	-	193,746	2,059,949
Non Cash Consulting Fees	-	20,000	-	20,000	1,393,900
Research & Development	-	-	24,800	28,000	1,632,800
Legal & Professional Fees	37,802	58,608	55,717	181,254	1,928,402
Legal Judgment Expense	2,954,212	-	2,954,212	-	2,954,212
Payroll Expenses	30,000	37,400	75,000	89,554	729,227
Travel	606	176	606	5,871	455,790
Operating Expenses	2,388	11,767	8,052	33,606	510,308
Rent	3,000	19,941	6,000	42,281	385,165
Consulting Fees	-	100,000	-	199,503	572,946
Depreciation Expense	6,527	7,543	12,828	15,085	89,442
Insurance	-	12,271	-	26,494	57,222

Total Expenses	3,034,535	360,169	3,137,215	835,394	15,485,493

Net Loss from Operations	$(3,034,535)	$(360,169)	$(3,137,215)	$(835,394)	$(15,007,403)

Other Expenses:
Amortization of Loan Costs	$-	$244,566	$1,758,159	$489,132	$3,967,012
Interest Expense	105,669	94,962	195,591	186,900	740,025
Other Expenses	-	39,998	2,622	9,998	221,431
Total Other Expenses	105,669	379,526	1,956,372	686,030	4,928,468

Loss Before Income Tax Expense	(3,140,204)	(739,695)	(5,093,587)	(1,521,424)	(19,935,871)

Provision for Income Taxes:

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(3,140,204)	$(739,695)	$(5,093,587)	$(1,521,424)	$(19,935,871)

Basic and Diluted Loss Per Common Share	(0.02)	(0.01)	(0.04)	(0.02)

Weighted Average number of Common Shares used in per share calculations	130,362,376	90,382,841	123,491,518	89,690,870

See accompanying notes.

AEROTELESIS, INC.
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
	Six Months Ended		During the
	Ended Sept 30	Ended Sept 30	Development
	2007	2006	Stage

Cash Flows from Operating Activities:

Net Loss	$(5,093,587)	$(1,521,424)	$(19,935,871)
Adjustment to reconcile net income(loss) to net cash used in operating activities:
Depreciation	12,828	15,085	89,443
Shares for Services	-	20,000	1,846,293
Options for Services	-	193,746	2,059,949
Amortization of Loan Cost	1,758,159	489,132	3,967,012
Loss on Disposal of Property and Equipment	2,622	-	12,719
Impairment Loss on Licenses	-	-	2,698,781
Other Non-Cash Expenses	-	-	182,754
Changes in operating assets and liabilities:
Receivables	-	(54)	54,000
Deposits	-	-	-
Prepaid Insurance	-	28,492	18,106
Related Party Payable	-	-	8,600
Accounts Payable and Accrued Expenses	93,328	521,336	863,996
Accrued Interest Payable	194,678	-	565,496
Accrued Legal Judgment	2,954,212	-	2,954,212

Net Cash Used In Operating Activities	$(77,760)	$(253,687)	$(4,614,510)

Cash Flows from Investing Activities:

Capital Expenditures	-	-	(89,436)
Licenses	-	-	(86,556)
Net Cash Used in Investing Activities	$-	$-	$(175,992)

Cash Flows from Financing Activities:
Common Stock	49,500	-	653,540
Convertible Debenture	-	-	2,900,758
Note Payable	-	(7,870)	28,176
Cash Overdraft	(34)	-	-
Capital Leases Payments	-	(6,211)	(20,619)
Revolving Line of Credit, Related Party, Advances	28,300	199,703	1,404,729
Revolving Line of Credit , Related Party, Repayments	-	-	(176,076)

Net Cash Provided from Financing Activities	$77,766	$185,622	$4,790,508

Net Increase (Decrease) in Cash	$6	$(68,065)	$6

Cash Balance, Begin Period	-	67,823	-
Cash Balance, End Period	$6	$(242)	$6

Supplemental Disclosures:
Cash Paid for interest	$-	$9,337	$116,361
Cash Paid for income taxes	$-	$-	$-

Non-Cash Transaction:
Stock Issued for Services	$-	$120,000	$1,846,293
Stock Issued for Debt	$91,600	$151,666	$1,584,404
Accounts Payable	$-	$15,336	$57,541
Stock Issued as fees to raise capital	$-	$-	$1,400,000
Long Term Debt Used to Acquire Equipment	$-	$-	$61,418

See accompanying notes

 AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited interim financial statements of aeroTelesis, Inc. (the “Company”) as of September 30, 2007 and for the three and six months ended September 30, 2007 and 2006, included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2007 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2007, and the results of its operations for the three and six months ended September 30, 2007 and 2006 and the developmental period, and its cash flows for the six months ended September 30, 2007 and 2006 and during the developmental period.

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

In October 2003, the Company acquired all issued and outstanding shares of Aerotelesis Philippines, Inc. (“ATP”), a British Virgin Islands company, in exchange for the issuance of 75,000,000 shares of the Company’s common stock to the sole shareholder of ATP, Nations Mobile Networks Ltd. (“Nations”), formerly known as Aerotelesis Ltd. (“ATL”). As a result of this transaction, ATP became a wholly-owned subsidiary of the Company. Nations holds 22,893,945 shares (14.78%) of the 154,913,829 fully diluted outstanding shares of common stock of the Company as of September 30, 2007.

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
SEPTEMBER 30, 2007
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

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS 159").  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.   The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its financial statements.

NOTE 2: COMMON STOCK

The company has a total of 200,000,000 authorized common shares, with a par value of $0.00008 and 2,000,000 preferred shares, with a par value of $.001 per share and with 154,913,829 common shares issued and outstanding and no preferred shares issued and outstanding as of September 30, 2007.

During the quarter ended September 30, 2007, the Company issued the following shares of its common stock:

•
37,876,471 shares of common stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced.

(continued)

AEROTELESIS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

There were no options issued during the quarter ended September 30, 2007. At September 30, 2007, there was 1,230,000 options outstanding and fully vested. These options have an exercise price of $1.00 and a weighted-average remaining contractual life of 0.08 years.

NOTE 4: LONG TERM DEBT

On July 12, 2006, the Company renewed a loan agreement the Company’s majority stockholder with Nations Mobile Networks, LTD. (“Nations”) for a line of credit up to $1,000,000 for a period of twelve months as a working capital loan. The loan agreement contained an interest provision of 7% to be accrued quarterly. The balance of the note as of September 30, 2007 is $239,710 with $20,644 in accrued interest. This loan agreement was not renewed, and the Company is in default.

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
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 5: CONVERTIBLE DEBT (CONTINUED)

The following table summarizes the warrants outstanding and exercisable at September 30, 2007.

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

During the quarter ended September 30, 2007, a total of 37,876,471 shares of common stock were issued to Cornell Capital Partners, LP. The shares of common stock were issued at a 20% discount to the lowest weighted average price of our common stock for the five trading days immediately preceeding the conversion date. The convertible debenture liability was reduced by $74,600, from $3,139,000 to $3,064,400. Interest in the amount of $190,534 has been charged to interest expense during the quarter ended September 30, 2007.

On June 20, 2007 Cornell Capital Partners, LP served the Company with a notice of default for not keeping the Registration Statement current with the United States Securities and Exchange Commission. As a result, the remaining balance of the loan costs of $1,758,159 was expensed during the quarter ended June 30, 2007.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On January 13, 2005, the Company filed suit in Los Angeles County against its former CEO and Director, Jagan Narayanan, alleging breach of contract, fraud, breach of fiduciary duty and seeking equitable relief in the form of a declaratory judgment that the Company owes him no salary or any stock options. On February 19, 2005, Mr. Narayanan filed a counter-lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan’s case seeks damages and penalties for unpaid wages in an amount of $70,000 and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May 2005 that venue was proper in Alameda Country (where the defendant lives). The case was subsequently transferred to Alameda Country (Alameda County Case is No. HG05-199556). The Company had engaged legal counsel to represent it in these matters and had intended to vigorously defend itself against Mr. Narayanan’s allegations and to pursue its claims against Mr. Narayanan. However, on trial day 9-28-07, the Company was not represented by counsel because of non-payment of legal fees, and as a result, Mr. Narayanan, by default, won a $3 million judgment against the Company.

Deposits on Common Stock Issuances

The Company has received $557,500 from investors as deposits on common stock issuances. The shares were not issued as of September 30, 2007, and the Company will need to request and be granted an increase in the number of authorized shares in order to fulfill this obligation.

NOTE 7 - SUBSEQUENT EVENTS

In October 2007, the Company issued the remaining 38,372,959 authorized common shares to Cornell Capital Partners, LP, which reduced the convertible debenture liability by $33,200. These issuances, in addition to the 6,713,212 common shares that were pledged to Cornell Capital Partners, LP in July 2005 in connection with the convertible debt, extinguished the amount of authorized shares the Company has available to issue.

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

In October 2003, the Company acquired all issued and outstanding shares of Aerotelesis Philippines, Inc. (“ ATP”), a British Virgin Islands company, in exchange for the issuance of 75,000,000 shares of the Company’s common stock to the sole   shareholder of ATP, Nations Mobile Networks Ltd. (“ Nations”), formerly known as Aerotelesis Ltd. (“ ATL”). As a result of this transaction, ATP became a wholly-owned subsidiary of the Company. Nations holds approximately 14.78% of the fully diluted outstanding shares of common stock of the Company.

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

We are negotiating our revolving line of credit of $1,000,000 from Nations Mobile. We believe that additional sources of financing will come from private placements of common stock. There is no assurance that we will be successful in raising additional funds.

Results of Operations For The Three and Six Months Ended September 30, 2007 Compared To The Three and Six Months Ended September 30, 2006

Revenues

For the quarter ended September 30, 2007, we had no revenues compared to no revenues for the quarter ended September 30, 2006. For the six months ended September 30, 2007, we had no revenues compared to no revenues for the six months ended September 30, 2006. Our lack of revenues for the three and six months ended September 30, 2007 is due to the discontinuation of consulting services and our focus on the development of USM with our licensor, Photron™.

Expenses

Our expenses for the quarter ended September 30, 2007 consisted of legal judgment expense of $2,954,212, legal and professional fees of $37,802, payroll expenses of $30,000, operating expenses of $2,388, rent expense of $3,000, depreciation expense of $6,527, interest expense of $105,669, and other expenses of $606. The increase in expenses of $2,400,509 or 325% for the quarter ended September 30, 2007 as compared to the expenses for the quarter ended September 30, 2006 is primarily due to the legal judgment of just under $3,000,000 that was entered into in September 2007, combined with decreases in non-cash options/warrants expenses, legal and professional fees, consulting fees, insurance, rent, operating expenses, payroll, and amortization of loan costs, all of which were expensed at June 30,02007 due to the default notice received from Cornell Capital Partners, LP.

We had total expenses of $5,093,587 for the six months ended September 30, 2007 compared to total expenses of $1,521,424 for the six months ended September 30, 2006. The increase in expenses of $ 3,572,163 or 235% is primarily due to the September 2007 legal judgment of $2,954,212 and an increase in the amortization of loan costs, combined with decreases in non-cash option/warrants expense, legal and professional fees, and consulting fees.

Net Loss

We realized a net loss of $3,140,204 for the quarter ended September 30, 2007 compared to a net loss of $739,695 for the quarter ended September 30, 2006. The decrease in net loss of 325% for the quarter ended September 30, 2007 was due to the increase in expenses described above. The net loss per share for the quarter ended September 30, 2007 was $0.02 per share compared to a net loss per share of $0.01 for the quarter ended September 30, 2006.

We realized a net loss of $5,093,587 for the six months ended September 30, 2007 compared to a net loss of $1,521,424 for the six months ended September 30, 2006. The increase in net loss of 235% for the six months ended September 30, 2007 was due to the increase in expenses described above. The net loss per share for the six months ended September 30, 2007 was $0.04 per share compared to a net loss per share of $0.02 for the six months ended September 30, 2006.

Liquidity And Capital Resources

As of September 30, 2007, we had negative working capital of $8,248,509 consisting of $6 in current assets and $8,248,515 in current liabilities.

Total assets as of September 30, 2007 were $48,698 compared to total assets of $64,142 as of March 31, 2007. The difference is primarily due to the increase in accumulated depreciation. As of September 30, 2007, our assets consisted of fixed assets of $48,692, net of accumulated depreciation.

Total liabilities as of September 30, 2007 were $8,248,515 compared to total liabilities as of March 31, 2007 of $3,261,973. This increase of total liabilities of $4,986,542 from March 31, 2007 is due to an increase in accrued legal judgment of $2,954,212, related party payable of $28,300, accrued interest of $ 194,677, accounts payable of $93,328, deposits for future common stock issuances of $ 49,500, combined with a decrease in the convertible debenture of $91,600, and a decrease in the loan costs, net of accumulated amortization of $1,758,159.

Total shareholders’ deficit accumulated in the development stage increased to $19,935,871 as of September 30, 2007 from $14,842,284 as of March 31, 2007. The increase in deficit of $5,093,587 is due to the net loss of $5,093,587 for the six months ended September 30, 2007.

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

During the quarter ended September 30, 2007, a total of 37,876,471 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced by $91,600.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On January 13, 2005, the Company filed suit in Los Angeles County against its former CEO and Director, Jagan Narayanan, alleging breach of contract, fraud, breach of fiduciary duty and seeking equitable relief in the form of a declaratory judgment that the Company owes him no salary or any stock options. On February 18, 2005, Mr. Narayanan filed a counter-lawsuit against the Company in Alameda County, in Northern California. Mr. Narayanan’s case seeks damages and penalties for unpaid wages and seeks specific performance for the sale of shares pursuant to a stock option. Consolidation of the matters was sought and the court ruled in late May 2005 that venue was proper in Alameda Country (where the defendant lives) so the Company’s case has been transferred there. The Company had engaged legal counsel to represent it in these matters and had intended to vigorously defend itself against Mr. Narayanan’s allegations and to pursue its claims against Mr. Narayanan. However, on trial day 9-28-07, the Company was not represented by counsel because of non-payment of legal fees, and as a result, Mr. Narayanan, by default, won a $3 million judgment against the Company.

Neil Sloane v. aeroTelesis (f/k/a Pacific Realm, Inc.) and William H.B. Chan . (Los Angeles Superior Court, County of Orange, Case No. BC337219)

In July of 2005, Plaintiff Neil Sloane filed suit against us seeking damages of $135,000 and seeking an action for declaratory and injunctive relief, conversion, conspiracy and negligence against William H.B. Chan and the Company. The parties settled on March 9, 2006 in Century City, California, which settlement was expensed by the Company for the fiscal year ended March 31, 2006. On August 14, 2006, Plaintiff obtained a judgment against the Company in connection with the Company’s non-performance of certain conditions of the Settlement Agreement, entered into on March 9, 2006. Pursuant to the terms of the Stipulation for Judgment granted to Plaintiff, the court awarded Plaintiff a judgment of $95,000 and ordered the turn-over of certain collateral held in the possession of defendant’s counsel. At September 30, 2007, $95,000 remains payable.

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

On January 16, 2007, a total of 4,069,767 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced

On February 8, 2007, a total of 4,285,714 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced

On February 26, 2007, a total of 4,285,714 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced

On March 12, 2007, a total of 4,761,905 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced

On May 15, 2007, a total of 1,017,964 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced

On August 1, 2007, a total of 5,750,000 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced

On August 9, 2007, a total of 5,892,857 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced

On August 22, 2007, a total of 6,176,471 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced

On September 5, 2007, a total of 6,000,000 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced

On September 14, 2007, a total of 6,857,143 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced

On September 25, 2007, a total of 7,200,000 shares of stock were issued to Cornell Capital pursuant to the convertible debenture agreement at 80% of the lowest daily VWAP (Volume Weight Average Price) of the common stock during the five trading days prior to the conversion date. No cash was received and the convertible debenture liability was reduced

Item 3. Defaults Upon Senior Securities.

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

AEROTELESIS, INC

November 16, 2007	By:	/s/ Joseph Gutierrez
Joseph Gutierrez
President, Chief Financial Officer and Principal Accounting Officer